Form 10-K
period 2011-04-30
Superior Venture Corp
filed 2011-08-15
CIK 1496383

UNITED STATESSECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THESECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

Commission file number: 333-168136

Superior Venture Corporation
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-2450645
(State or Other Jurisdiction ofIncorporation or Organization)	(I.R.S. EmployerIdentification No.)

1937 E. Mineral AvenueCentennial, Colorado 80122
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (303) 513-8202

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

          For the year ended April 30, 2011, the issuer had no revenues.

          As of April 30, 2011, there was no trading market for the issuer’s common stock, $.001 par value.

          The number of shares outstanding of the issuer’s common stock, $.001 par value, as of April 30, 2011 was 10,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

3

Superior Venture Corporation

Form 10-K Annual ReportTable of Contents

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Superior Venture Corporation.

PART 1

ITEM 1.

BUSINESS.

CORPORATE BACKGROUND

Superior Venture Corporation was incorporated in the State of Nevada on April 27, 2010 under the same name. Since inception, Superior Venture Corporation has not generated revenues and has accumulated losses in the amount of $10,048 as of audit date April 30, 2011 and has accumulated losses totaling $10,148 from inception through April 30, 2011.  Superior Venture Corporation has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Superior Venture Corporation has yet to commence planned operations to any significant measure. As of the date of this filing, Superior Venture Corporation has had only limited start-up operations and has not generated revenues. The Company will not be profitable until it derives sufficient revenues and cash flows from services.

Superior Venture Corporation’s administrative office is located at 1937 E. Mineral Avenue, Centennial, Colorado 80122.

Superior Venture Corporation’s fiscal year end is April 30.

Business Overview

Superior Venture Corporation is a Nevada Corporation with a principal business objective of selling wine varietals.  Superior Venture plans to offer two wine varietals approximately seven to nine months following the closing of the public offering and plans to add two more varieties within the next 24 months.  Upon receiving our first shipment during the seven to nine month timeframe; we hope to start generating revenue approximately thirty days following the initial delivery.  The Company does not have any agreements and it has not had any discussions with specific growers and wineries.  Therefore, a risk exists that we may not be able to find a grower or winery to produce our wines or we may not be able to negotiate sufficient terms in an agreement.  The Company has identified a winery that we hope to work with to hand-craft our wines in the following manner.  First, we choose the varietal, and the fruit the vineyard came from.  Second, we work with the winery on creating our proprietary blend.  Our proprietary blend will consist of 75% of select varietal and the remaining 25% can be selected from barrel inventory.  Initially we plan to offer two varietal such as a Chardonnay and a Merlot.  We chose these as our initial wines because the vast majority of all wines sold in the United States are table wines.  “Chardonnay is the world’s most popular white wine grape, with over 300,000 acres planted, 100,000 in California alone” (source: DrinkWine.com – http://www.drinkwine.com/wine_guide/varietals/chardonnay.html).  We chose a Merlot as our second wine because it’s softness on the pallet has made it an “introducing” wine for new red-wine drinkers.   Once the exact varietal has been determined, the wines are bottled, corked and labeled to our specifications.

Marketing wines that are both well balanced and possessing clearly projected aromas, combined with stylistic packaging; Superior Venture plans to position itself in the market place by branding our product and leaving the consumer with an eclectic impression.  We hope to promote an elevation of chic sophistication while maintaining selections that are innovative and progressive with a multiplicity in its flavors and sensations. The Company hopes to initially sell our products in the greater Denver and surrounding areas.  These efforts will initially will be the responsibility of the president where he hopes to distribute the products through associations, word-of-mouth, developed business relationships and small local distributors.  The word-of-mouth effort consists of networking at trade shows, joining related associations, attending industry related meetings and gatherings, and attending and networking at wine tasting parties and events.  Marketing to developed business relationships includes relying on Mr. Moore’s years in the food and beverage industry and the business relationships he has procured.  These relationships include past and present employees, managers, and relationships with vendors and distributors spanning his years as a manager and Sommelier.  Small local distribution efforts include contacting local independent and small specialty shops.  Cold calling in addition to a direct mailing marketing effort is a method planned to gain market presence and hopefully placement of our products for retail distribution.  Efforts will continue in hopes of establishing relationships with large distributors and large retailers.

The target audience of Superior Venture consists of a broad base, which encompasses almost all wine drinkers as a whole.  The Company will not discriminate on style or varietals while we plan to appeal to the palates of all consumers in the 21 to 65 year age bracket.

Product Development

Superior Venture plans to offer two wine varietals approximately seven to nine months following the closing of the private placement and plans to add two more varietals within the next 24 months.  Initially, we plan to offer two varietals such as a Chardonnay and a Merlot.  Within 24 months we plan to offer a total of four wines including blends.  A “Varietal” describes wines made primarily from a single named grape variety, and which typically displays the name of that variety on the wine label capitalized.  When blends are used it is referred to as a variety.

While the Company has identified several growers and wineries we hope to work with to produce our products, the Company does not have any agreements and it has not had any discussions with specific growers or wineries.  It is imperative that Superior Venture constantly monitor changing consumer demands and consumption patterns in an effort to offer products that are in the highest demand.  Increased availability of wine in supermarkets is also spiking household wine consumption and demand shifts.  At times the industry is affected by oversupply and the result is intense price pressures.  Another factor is consumers, including women, which account for a large market segment that is experimenting with new varieties of wine instead of just choosing the traditional grape wine.  The goal of the Company in the Product Development department is to market products that our target market will choose as their choice of alcoholic beverage.

Employees

At April 30, 2011, the Company had 1 part time employee.  None of its employees were represented by a collective bargaining arrangement.

The Company does not carry key person life insurance on any of its Directorial personnel. The loss of the services of any of its executive officers or other directors could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified marketing and managerial personnel.

There can be no assurance that the Company will be able to retain its key managerial personnel or that it will be able to attract and retain additional highly qualified marketing and managerial personnel in the future. The inability to attract and retain the marketing and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 1A.

RISK FACTORS.

RISKS ASSOCIATED WITH OUR COMPANY:

MICHAEL MOORE, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES HIS EFFORTS ON A PART-TIME BASIS TO COMPANY MATTERS.  HE DOES NOT HAVE ANY PUBLIC COMPANY EXPERIENCE AND IS INVOLVED IN OTHER BUSINESS ACTIVITIES.  THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE HE MAY HAVE.  THIS COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Our business plan does not provide for the hiring of any additional employees until revenue will support the expense, which is estimated to be the third quarter of operations. Until that time, the responsibility of developing the company's business, offering and selling of the shares through the prospectus, and fulfilling the reporting requirements of a public company all fall upon Michael Moore. While Mr. Moore has business experience including management, he does not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of revenue resulting in little or no profits and eventual closure of the business.

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, THE COMPANY HAS GENERATED NO REVENUES AND DOES NOT HAVE AN OPERATING HISTORY.

The Company was incorporated on April 27, 2010; we have not yet commenced our business operations and we have not yet realized any revenues. We have minimal operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incurred significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES.

We have not generated any revenue to date from operations. In order for us to continue with our plans and open our business, we must raise capital. The timing of the completion of the milestones needed to commence operations and generate revenues is contingent on the success of this raise. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business.

OUR CONTINUED OPERATIONS DEPEND ON THE MARKETS ACCEPTANCE OF OUR PRODUCTS. IF THE MARKET DOES NOT FIND OUR PRODUCTS DESIRABLE AND SUITABLE FOR PURCHASE AND WE CANNOT ESTABLISH A CUSTOMER BASE, WE MAY NOT BE ABLE TO GENERATE ANY REVENUES, WHICH COULD RESULT IN A FAILURE OF OUR BUSINESS.

The ability to offer products that the market accepts and is willing to purchase is critically important to our success. We cannot be certain that the products we offer will be accepted by the market.  As a result, there may not be any demand and our revenue stream could be limited and we may never realize any revenues. In addition, there are no assurances that the Company will generate revenues in the future even if we alter our marketing efforts and pursue alternative revenue generating products in the future.

THE LOSS OF THE SERVICES OF MICHAEL MOORE COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR BUSINESS MODEL, WHICH COULD RESULT IN A LOSS OF REVENUES.

Our performance is substantially dependent upon the professional expertise of our President, Michael Moore. If he were unable to perform his services, this loss of the services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace his with another individual qualified to develop and market our products. The loss of his services could result in a loss of revenues.

THE WINE PRODUCTION AND SALES MARKETPLACE IS HIGHLY COMPETITIVE. IF WE CAN NOT DEVELOP AND MARKET DESIRABLE SERVICES THAT THE MARKET AND OTHER BUSINESSES ARE WILLING TO PURCHASE, WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS MAY BE ADVERSELY AFFECTED AND WE MAY NEVER BE ABLE TO GENERATE ANY REVENUES.

Superior Venture Corporation has many potential competitors in the wine production and sales marketplace.  We consider the competition is competent, experienced, and they have greater financial and marketing resources than we do at the present. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the marketing of their services than are available to us.

Some of the Company’s competitors also offer a wider range of products; have greater name recognition and more extensive customer bases than the Company.  These competitors may be able to respond more quickly to new or changing opportunities and manufacturing technologies, undertake more extensive marketing activities, offer terms that are more attractive to customers and adopt more aggressive pricing policies than the Company.  Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their visibility.  The Company expects that new competitors or alliances among competitors have the potential to emerge and may acquire significant market share.  Competition by existing and future competitors could result in an inability to secure adequate market share sufficient to support Superior Venture’s endeavors.  Superior Venture cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.  As a result, you may never be able to liquidate or sell any shares you purchase in this offering.

SUPERIOR VENTURE CORPORATION MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

Superior Venture Corporation has limited capital resources. Unless Superior Venture Corporation begins to generate sufficient revenues to finance operations as a going concern, Superior Venture Corporation may experience liquidity and solvency problems. Such liquidity and solvency problems may force Superior Venture Corporation to cease operations if additional financing is not available.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

PROPERTIES.

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 1937 E. Mineral Avenue, Centennial, Colorado 80122 (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3.

LEGAL PROCEEDINGS.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.

MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of April 30, 2011 our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b) Holders. As of April 30, 2011, there were 1 record holder of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6.

SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Plan of operation for the next twelve months

The following milestones are based on the estimates made by management.  The working capital requirements and the projected milestones are approximations and subject to adjustments.  The costs associated with operating as a public company are included in our budget.  We plan to complete our milestones as follows:

0- 3 MONTHS

Management plans to assess and finalize list of proposed production facilities and growers.  Securing a web domain and initiating web presence is a key factor to our start-up efforts.  We plan to evaluate and hire a graphics designer for our logo and label designs.  During this timeframe we will perform further due diligence on distributors, restaurants and retailers.  Marketing efforts will consist of initiating contact with identified distributors, restaurants and retailers.  We have budgeted $500 in Sales and Marketing line item in the “Use of Proceeds” section to secure a web domain and research and place an initial deposit with a web designer.  The Company has budgeted $1,500 for Sales/Marketing and promotional material including brochures and flyers.  In addition, we plan to place a deposit with the graphics designer at a cost of $750.  Our overall goal for this timeframe is to continue with efforts to finalizing our marketing material and identify production and growers to produce our products.

4-6 MONTHS

During this timeframe the Company plans to continue efforts with direct marketing and expanding our presence using trade associations.  Most of the expenditures associated with these efforts will amount to lunches, entertainment and related incidentals.  We have budgeted $1,000 in the Sales and Marketing line item to address the costs.  Superior Venture plans to finalize the web site development at an additional cost of $500.  This amount is allotted for in the Sales and Marketing line item in the “Use of Proceeds” section.  We plan to finalize our agreements with growers and a production facility and anticipate placing a $10,000 deposit to secure production capacity.  This amount is budgeted in the Production Expense line item.  Other milestones we plan to achieve include finalizing our marketing and promotional material at an additional cost of $2,000.  Also, we plan on finalizing our labels and producing them at a cost of $750.

7-9 MONTHS

By this stage of operations we anticipate taking delivery of our first cases of wines at an additional cost of $3,000 including bottling and labeling.  Towards the end of this quarter, we plan to start generating revenue from our sales.  We have budgeted $3,000 in the Salaries/Contractors line item pay our employees/contractors.  The company anticipates a delay in payment for deliveries and we have planned for this potential situation in advance.  Continuing efforts to market and promote our product to distributors, retailers and restaurants will require an anticipated amount of $1,750 for lunches, entertainment and related incidentals.

10-12 MONTHS

By the fourth quarter of operations, we expect to have a base of clients to sustain operations.  We plan on taking delivery of the balance of our first production run of wines at an additional cost of $7,500.  These funds represent the balance of the funds allocated in the Production Expense line item of the “Use of Proceeds” section.  We have also budgeted an additional $3,500 to cover salaries and related expenses.  In addition, we have budgeted $750 for lunches, entertainment and related incidentals.

During this timeframe, we plan to analyze our past nine months of operations including our web sites lead/revenue generating effectiveness.  In addition, we plan to evaluate our need to hire employees or use contract labor.  This review of our operations to date will allow the Company to make the necessary adjustments and changes to further nurture the growth of the Company.  In addition, this review will provide valuable information for finalizing a two-year overall business plan with emphasis on sales and marketing

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $11,548 for the year ended April 30, 2011, as compared to a net loss of $ 100 for 2010. From the date of inception to April 27, 2010, the Company lost a total of $11.648.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company.

For the most recent fiscal year, 2011, the Company incurred a loss in the amount of $11,548 and $100 for 2010. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from inception to April 27, 2010, the Company has incurred an accumulated net loss of $11,548 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

(iii) The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company, or to engage in any significant research and development, or purchase plant or significant equipment.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2011.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of April 30, 2011, the company was authorized to issue 70,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of April 30, 2011.

Off-Balance Sheet Arrangements

As of April 30, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2011, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of February 20, 2009:

Name	Age	Title

Michael Moore	33	President, Secretary, Treasurer, Director.

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

Business Experience

MICHAEL MOORE, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Michael Moore has over 10 years’ experience in the food and beverage industry with emphasis on wine and spirits including training and wine education.  Throughout his career, Mr. Moore has accumulated experience in all levels of the industry.  His years as a wine cellar manager exposed him to a plethora of wines and its distribution methods, marketing, and management.  Other experience matching food with wines, educating staffs and interacting with customers has provided him with management skills.  Mr. Moore is confident that his experience in the industry has provided him with the aptitude to nurture, guide and grow Superior Venture.

Mr. Moore’s current position is the Manager at Seven 30 South Restaurant located in Denver, Colorado.  Titles include Manager, Sommelier, Bartender, and Server since January 2007.  Duties of a Sommelier include a trained and knowledgeable wine professional that specializes in all aspects of wine service as well as wine and food matching.  The role is more specialized and informed than that of a waiter and includes responsibilities in the area of procurement, storage, wine cellar rotation, and to provide expert service to customers.  Previous work experience includes employment at California Café, Lone Tree, Colorado from May 2006 – January 2007.  Titles held include Sommelier and Bar

Manager.  From May 2005 – May 2006 Mr. Moore was employed by Opus Restaurant, Littleton, Colorado and held positions as Manager, Captain, Sommelier and Bar Chef.  Responsibilities included training and continuing wine education.  Previous work experience included maintenance and management of large wine cellar and creation of seasonal drink and wine selections.  Certifications include Court of Master Sommeliers. Mr. Moore received certification from Court of Masters Sommeliers and further responsibilities included development of wine lists, delivery of wine service and training of other restaurant staff, and working with restaurant staff to pair and suggest wines that will best complement particular food menu items

Mr. Moore has not held directorships during the past five years in any publicly traded company.

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2010 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.

EXECUTIVE COMPENSATION.

Michael Moore is our sole officer and director.  Mr. Moore does not receive any regular compensation for his services rendered on our behalf. Mr. Moore did not receive any compensation during the years ended April 30, 2011 and 2010.  No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 30,  2011 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

         Title of        Name, Title and Address of Beneficial

        Amount of Beneficial

Class                Owner of Shares

 (1)

Ownership (2)

Percent of Class

Common

       Michael Moore, President, CEO, and

10,000,000

      100%

       Director

All Officers and

Directors as a

Group                                                                                                 10,000,000                        100%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of April 30, 2011 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE.

Our Board of Directors consists solely of Michael Moore. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Peter Messineo, CPA is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Peter Messineo, CPA for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $3,500 and $0  for the fiscal years ended April 30, 2011 and 2010, respectively.

Audit-Related Fees

There were no fees billed by Peter Messineo, CPA for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended April 30, 2011 and 2010, respectively.

Tax Fees

The aggregate fees billed by Peter Messineo, CPA for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended April 30, 2011 and 2010, respectively.

There were no fees billed by Peter Messineo, CPA for other products and services for the fiscal years ended April 30, 2011 and 2010, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.

Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets at April 30, 2011

•	Statements of Operations for the year ended April 30, 2011 and for the cumulative period from April 27, 2010 (Inception) to April 30, 2011

•	Statements of Changes in Shareholders’ Deficiency for the period from April 27, 2010 (Date of Inception) to April 30, 2011

•	Statements of Cash Flows for the year ended April 30, 2011, and for the cumulative period from April 27, 2010 (Date of Inception) to April 30, 2011

•	Notes to Financial Statements

 2.

Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

 3.

Exhibits Incorporated by Reference or Filed with this Report.

ExhibitNo.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

__________________

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Superior Venture Corporation

Date: August 12, 2011

By: /s/ Michael Moore
Michael Moore, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2011

By: /s/ Michael Moore
Michael Moore, President and Director
(Principal Executive Officer)

Date: August 12, 2011

By: /s/ Michael Moore
Michael Moore, Chief Financial Officer
(Principal Financial and Accounting Officer)

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors andStockholders of Superior Venture Corporation:

I have audited the balance sheets of Superior Venture Corporation as of April 30, 2011 and 2010 and the related statement of operations, changes in stockholder’s equity, and cash flows for the years then ended and for the period April 27, 2010 (date of inception) through April 30, 2011.  These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Superior Venture Corporation as of April 30, 2011 and 2010 and the related statement of operations, changes in stockholder’s equity, and cash flows for the years then ended and for the period April 27, 2010 (date of inception) through April 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

July 17, 2011

Superior Venture Corporation

(A Development Stage Corporation)

Balance Sheets

April 30,

	2011	2010

Assets
Cash	$2,224	$3,900
Total current assets	2,224	$3,900

Total assets	$2,224	$3,900

Liabilities and Stockholders’ Equity
Accounts payable	$2,372	$-
Total current liabilities	2,372	-

Stockholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 70,000,000 shares authorized; 10,000,000 shares issued and outstanding	$10,000	$10,000
Capital in excess of par value	-	-
Stock Subscription	-	(6,000)
Accumulated deficit during development stage	(10,148)	(100)
Total stockholders’ equity	(148)	3,900
Total liabilities and stockholders’ equity	$2,224	$3,900

The Accompanying notes are an integral part of the financial statements

Superior Venture Corporation

(A Development Stage Corporation)

Statements of Operations

	For the Year Ended April 30, 2011	For the Period from April 27, 2010 (Date of Inception) through April 30, 2010	For the Period from April 27, 2010 (Date of Inception) through April 30, 2011

Revenue:
Sales	$-	$-	$-
	-	-	-

Expenses:
Selling, general and administrative	10,048	100	10,148
	-	-	-

Net loss	$(10,048)	$(100)	$(10,148)

Net loss per common share, basic and diluted	$0.00	0.00

Weighted average number of common shares, basic and diluted	10,000,000	10,000,000

The accompanying notes are an integral part of the financial statements.

Superior Venture Corporation

(A Development Stage Corporation)

Statement of Stockholders’ Deficit

For the Period from April 27, 2010 (Date of Inception) through April 30, 2011

	Common Stock		Capital in		Accumulated	Total Stockholders’
			Excess of	Stock
	Shares	Amount	Par Value	Subscription	Deficit	Equity

Balance, April 27, 2010 (Date of Inception)		$-	$-	$-	$-	$-
Shares issued	10,000,000	10,000	-	(6,000)		4,000
Net loss for the period April 27, 2010 (Date of Inception) through April 30, 2010	-	-	-	-	(100)	(100)
Balance, April 30, 2010	10,000,000	$10,000	$-	$(6,000)	$(100)	$3,900
Stock subscription	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(10,048)	(10,048)
Balance, April 30, 2011	10,000,000	$10,000	$-	$-	$(10,148)	$(148)

The accompanying notes are an integral part of the financial statements.

Superior Venture Corporation

(A Development Stage Corporation)

Statement of Cash Flows

	For the Period from April 27, 2010 (Date of Inception) through April 30, 2011	For the Period from April 27, 2010 (Date of Inception) through April 30, 2010	For the Period from April 27, 2010 (Date of Inception) through April 30, 2011

Operating activities
Net loss	$(10,048)	$(100)	$(10,148)
Adjustments to reconcile net loss to net cash used by operating activities:

Increase in accounts payable	2,372		2,372
Net cash used by operating activities	(7,676)	(100)	(7,776)

Investing activities
Net cash used by investing activities	0	0	0

Financing activities
Issuance of shares	6,000	4,000	10,000
Net cash provided by financing activities	6,000	4,000	10,000

Net (decrease) increase in cash and cash equivalents	(1,676)	3,900	2,224

Cash and cash equivalents, beginning of period	3,900	0	0

Cash and cash equivalents, end of period	$2,224	3,900	$2,224

Supplemental Information
Cash paid during the period for interest	$0	$0	$0
Cash pair during the period for taxes	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

Superior Venture Corporation

(A Development Stage Corporation)

Notes to Financial Statements

For the Year Ended April 30, 2011 and

For the Period from April 27, 2010 (Date of Inception) through April 30, 2010

1.	Background Information

Superior Venture Corporation (the “Company”), is a Nevada Corporation, incorporated on April 27, 2010 (Date of Inception) with its corporate headquarters located in Colorado and its year-end is April 30. The Company has a principal business objective of producing and selling wine varietals. Producing wines that are both well balanced and possessing clearly projected aromas, combined with stylistic packaging; Superior Venture plans to position itself in the market place by branding our product and leaving the consumer with an eclectic impression. We plan to produce and promote an elevation of chic sophistication while maintaining selections that are innovative and progressive with a multiplicity in its flavors and sensations.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended April 30, 2011, the Company has had no operations. As of April 30, 2011, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Significant Accounting Policies

The significant accounting policies followed are:

FASB Codification - In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, effective for interim and annual reporting periods ending after September 15, 2009. This statement establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Annual Report on Form 10-K now refer to the Codification topic section rather than a specific accounting rule as was past practice.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Research and development expenses - Expenditures for research, development, and engineering of products are expensed as incurred.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue and cost recognition – The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising Costs - The Company’s policy regarding advertising is to expense advertising when incurred.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) Per Share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At April 30, 2011,  the Company did not have any potentially dilutive common shares.

Financial instruments – In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

On January 1, 2009, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Recent accounting pronouncements

Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	Preferred Stock

The Company's Board of Directors has authorized 5,000,000 million shares of preferred stock with a par value of $0.001 to be issued in series with terms and conditions to be determined by the Board of Directors.

5.	Income Taxes

There is no current or deferred income tax expense or benefit for the period ended April 30, 2011.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

April 27, 2010 (Date of Inception) through April 30, 2011
Tax benefit at U.S. statutory rate	$-
State income tax benefit, net of federal benefit	-
$-

The Company did not have any temporary differences for the period from April 27, 2010 (Date of Inception) through April 30, 2011.

7. Equity

At the date of incorporation, a stock subscription was received for 10,000,000 shares of its $0.001 common stock, at par for $10,000. As of April 30, 2010, $4,000 was received.

At the date of incorporation, a stock subscription was received for 10,000,000 shares of its $0.001 common stock, at par for $10,000, of which $4,000 was received as of April 30, 2010. The remaining amount, $6,000, was received on May 12, 2010.

8. Subsequent Events

In May 2011, the Company sold 10,000,000 shares of its $0.001 common stock, at par, for $10,000.