Form 10-Q
period 2011-07-31
Superior Venture Corp
filed 2011-09-15
CIK 1496383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-168136

SUPERIOR VENTURE CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada

27-2450645

(State or other jurisdiction of incorporation

(I.R.S. Employer Identification No.)

Or organization)

1937 E. Mineral Avenue, Centennial, Colorado 80122

(Address of Principal Executive Offices)

(303) 513-82026

(Issuer’s telephone number)

None

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X        No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]  Large accelerated filer

[ ]  Accelerated filer

[ ]  Non-accelerated filer

[X]  Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 12, 2011:   15,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ___  No _X__

Transitional Small Business Disclosure Format (Check One) Yes ___ No  X

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition

Item 4.

Control and Procedures

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Changes in Securities

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

SIGNATURE

Item 1.  Financial Information

FINANCIAL STATEMENTS

SUPERIOR VENTURE CORPORATION

Table of Contents

PAGE

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE UNAUDITED CONDENSED INTERIM

     FINANCIAL STATEMENTS

Superior Venture Corporation

(A Development Stage Corporation)

Balance Sheets

	July 31, 2011	April 30, 2011
	(unaudited)	(audited)
Assets
Cash	$42,889	$2,224
Total current assets	42,889	$2,224

Total assets	$42,889	$2,224

Liabilities and Stockholders’ Equity
Accounts payable	$50	$2,372
Total current liabilities	50	2,372

Stockholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 70,000,000 shares authorized; 15,000,000 shares issued and outstanding	$15,000	$10,000
Capital in excess of par value	45,000	-
Accumulated deficit during development stage	(17,161)	(10,148)
Total stockholders’ equity	42,839	(148)
Total liabilities and stockholders’ equity	$42,889	$2,224

The Accompanying notes are an integral part of the financial statements

Superior Venture Corporation

(A Development Stage Corporation)

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31, 2011	For the Three Months Ended July 23, 2010	For the Period from April 27, 2010 (Date of Inception) through July 31, 2011

Revenue:
Sales	$-	$-	$-
	-	-	-

Expenses:
Selling, general and administrative	7,013	4,498	17,161

Net loss	$(7,013)	$(4,498)	$(17,161)

Net loss per common share, basic and diluted	$0.00	0.00

Weighted average number of common shares, basic and diluted	11,358,696	10,000,000

The accompanying notes are an integral part of the financial statements.

Superior Venture Corporation

(A Development Stage Corporation)

Statement of Cash Flows

	For the Three Month Period Ended July 31, 2011	For the Three Month Period Ended July 31, 2010	For the Period from April 27, 2010 (Date of Inception) through July 31, 2011

Operating activities
Net loss	$(7,013)	$(4,498)	$(17,161)
Adjustments to reconcile net loss to net cash used by operating activities:

Decrease in accounts payable	(2,322)		50
Net cash used by operating activities	(9,335)	(4,498)	(17,111)

Investing activities
Net cash used by investing activities	0	0	0

Financing activities
Issuance of shares	50,000	6,000	60,000
Net cash provided by financing activities	50,000	6,000	60,000

Net increase in cash and cash equivalents	40,665	1,502	42,889

Cash and cash equivalents, beginning of period	2,224	3,900	0

Cash and cash equivalents, end of period	$42,889	5,402	$42,889

Supplemental Information:
Cash paid during the period for interest	$0	$0	$0
Cash pair during the period for taxes	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

Superior Venture Corporation

(A Development Stage Corporation)

Notes to Financial Statements

For the Year Ended April 30, 2011 and

For the Three Month Periods Ended July 31, 2011 and 2010 and for the

Period from April 27, 2010 (Date of Inception) through July 31, 2010

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended July 31, 2011, the Company has had no operations. As of July 31, 2011, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), at inception. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) Per Share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At July 31, 2011, the Company did not have any potentially dilutive common shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

At inception, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

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

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

April 27, 2010 (Date of Inception) through July 31, 2011
Tax benefit at U.S. statutory rate	$(5,500)
State income tax benefit, net of federal benefit	-
Valuation allowance	5,500
$-

The Company did not have any temporary differences for the period from April 27, 2010 (Date of Inception) through July 31, 2011.

7. Equity

At the date of incorporation, a stock subscription was received for 10,000,000 shares of its $0.001 common stock, at par for $10,000, of which $4,000 was received as of April 30, 2010. The remaining amount, $6,000, was received on May 12, 2010.

During the three months ended July 31, 2011, the Company sold 5,000,000 shares of common stock for $0.01 per share and received $49,000.  The remaining $1,000 is shown as a stock subscription receivable.

Item 2. Management’s Discussion and Analysis of Financial Conditions and

Results of Operations

Plan of Operation

On February 28, 20110 we received approval from the Securities and Exchange Commission of our Registration Statement on Form S-1.  Wherein, we registered 5,000,000 shares of our common stock at an offering price of $.01 in order to raise $50,000.00 as our initial capital.

During the three months ended July 31, 2011, the Company sold 5,000,000 shares of common stock for $0.01 per share and received $49,000.  The remaining $1,000 is shown as a stock subscription receivable.

Results of Operation

The Company did not have any operating income from inception (April 27, 2010) through July 31, 2011. For the period from inception, April 27, 2010 through the quarter ended May 31, 2011, the registrant recognized a net loss of $17,161. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At July 31, 2011 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

Critical Accounting Policies

SUPERIOR Venture Corporation financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of July 31, 2011, our disclosure controls and procedures were not effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibits

31 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended July 31, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR VENTURE CORPORATION

Date: September 15, 2011

/s/ Michael Moore

Michael Moore

President, Chief Executive Officer,

Secretary, Chief Financial Officer,

Director