Form 10-K/A
period 2011-04-30
Superior Venture Corp
filed 2011-10-13
CIK 1496383

UNITED STATESSECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ]  No []

          For the year ended April 30, 2011, the issuer had no revenues.

          As of April 30, 2011, there was no trading market for the issuer’s common stock, $.001 par value.

          The number of shares outstanding of the issuer’s common stock, $.001 par value, as of April 30, 2011 was 10,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Purpose and Scope of Amendment

The purpose of the amended Form 10K for issuer Superior Venture Corporation is to correct the status of the Company under Rule 12b-2 from “non-shell” status to a “shell” status.  There are no other amendments to this document at this time.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Superior Venture Corporation

Date: October 12, 2011

By: /s/ Michael Moore
Michael Moore, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 12, 2011

By: /s/ Michael Moore
Michael Moore, President and Director
(Principal Executive Officer)

Date: October 12, 2011

By: /s/ Michael Moore
Michael Moore, Chief Financial Officer
(Principal Financial and Accounting Officer)