Form 10-Q/A
period 2011-07-31
Superior Venture Corp
filed 2011-10-13
CIK 1496383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes _X__  No _ __

Transitional Small Business Disclosure Format (Check One) Yes ___ No  X

Purpose and Scope of Amendment

The purpose of the amended Form 10-Q for issuer Superior Venture Corporation is to correct the status of the Company under Rule 12b-2 from  “non-shell” status to a “shell” status.  Additionally, we have included the XBRL Exhibit with our amended filing. There are no other amendments to this document at this time

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR VENTURE CORPORATION

Date: October 12, 2011

/s/ Michael Moore

Michael Moore

President, Chief Executive Officer,

Secretary, Chief Financial Officer,

Director