Form 10-Q
period 2011-10-31
Superior Venture Corp
filed 2011-12-19
CIK 1496383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

SIGNATURE

Item 1.  Financial Information

FINANCIAL STATEMENTS

SUPERIOR VENTURE CORPORATION

Table of Contents

PAGE

BALANCE SHEETS

F-1

STATEMENTS OF OPERATIONS

F-2

STATEMENTS OF CASH FLOWS

F-3

NOTES TO THE UNAUDITED CONDENSED INTERIM

     FINANCIAL STATEMENTS

F-4

Superior Venture Corporation

(A Development Stage Corporation)

Balance Sheets

	October 31, 2011	April 30, 2011
	(unaudited)	(audited)
Assets
Cash	$37,945	$2,224
Total current assets	37,945	$2,224

Total assets	$37,945	$2,224

Liabilities and Stockholders’ Equity
Accounts payable	$2,800	$2,372
Total current liabilities	2,800	2,372

Stockholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 70,000,000 shares authorized; 15,000,000 shares issued and outstanding	$15,000	$10,000
Capital in excess of par value	45,000	-
Accumulated deficit during development stage	(24,855)	(10,148)
Total stockholders’ equity	35,145	(148)
Total liabilities and stockholders’ equity	$37,945	$2,224

The Accompanying notes are an integral part of the financial statements

Superior Venture Corporation

(A Development Stage Corporation)

Statements of Operations

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,		Period April 27, 2010 (Date of Inception) through October 31, 2011

	2011	2010	2011	2010
Revenue:
Sales	$-	$-	$-	$-	$-

Expenses:
Selling, general and administrative	7,694	551	14,707	4,471	24,855

Net loss	$(7,694)	$(551)	$(14,707)	$(4,471)	$(24,855)

Net loss per share	(0.00)	$(0.06)	$(0.00)	$(0.45)

Weighted average number of common shares outstanding	15,000,000	10,000	13,179,348	10,000

The accompanying notes are an integral part of the financial statements.

Superior Venture Corporation

(A Development Stage Corporation)

Statement of Cash Flows

(unaudited)

	For the Six Month Period Ended October 31, 2011	For the Six Month Period Ended October 31, 2010	For the Period from April 27, 2010 (Date of Inception) through October 31, 2011

Operating activities
Net loss	$(14,707)	$(4,471)	$(24,855)
Adjustments to reconcile net loss to net cash used by operating activities:

Decrease in accounts payable	428		2,800
Net cash used by operating activities	(14,279)	(4,471)	(22,055)

Investing activities
Net cash used by investing activities	0	0	0

Financing activities
Issuance of shares	50,000	6,000	60,000
Net cash provided by financing activities	50,000	6,000	60,000

Net increase in cash and cash equivalents	35,721	1,529	37,945

Cash and cash equivalents, beginning of period	2,224	3,900	0

Cash and cash equivalents, end of period	$37,945	5,429	$37,945

Supplemental Information:
Cash paid during the period for interest	$0	$0	$0
Cash pair during the period for taxes	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

Superior Venture Corporation

(A Development Stage Corporation)

Notes to Financial Statements

For the Year Ended April 30, 2011 and

For the Three and Six Month Periods Ended October 31, 2011 and 2010 and for the

Period from April 27, 2010 (Date of Inception) through October 31, 2010

(unaudited)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended October 31, 2011, the Company has had no operations. As of October 31, 2011, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Significant Accounting Policies

The significant accounting policies followed are:

FASB Codification - In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, effective for interim and annual reporting periods ending after September 15, 2009. This statement establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein ~~in this  Annual Report on Form 10-K~~ now refer to the Codification topic section rather than a specific accounting rule as was past practice.

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

Earnings (Loss) Per Share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At October 31, 2011, the Company did not have any potentially dilutive common shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

There is no current or deferred income tax expense or benefit for the period ended October 31, 2011.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

April 27, 2010 (Date of Inception) through October 31, 2011
Tax benefit at U.S. statutory rate	$(7,700)
State income tax benefit, net of federal benefit	-
Valuation allowance	7,700
$-

The Company did not have any temporary differences for the period from April 27, 2010 (Date of Inception) through October 31, 2011

7. Equity

At the date of incorporation, a stock subscription was received for 10,000,000 shares of its $0.001 common stock, at par for $10,000, of which $4,000 was received as of April 30, 2010. The remaining amount, $6,000, was received on May 12, 2010.

During the six months ended October 31, 2011, the Company sold 5,000,000 shares of common stock for $0.01 per share and received $50,000.

Item 2. Management’s Discussion and Analysis of Financial Conditions and

Results of Operations

Plan of Operation

On February 28, 20 ~~1~~ 10 we received approval from the Securities and Exchange Commission of our Registration Statement on Form S-1.  Wherein, we registered 5,000,000 shares of our common stock at an offering price of $.01 in order to raise $50,000.00 as our initial capital.

During the six months ended October 31, 2011, the Company sold 5,000,000 shares of common stock for $0.01 per share and received $50,000.

Superior Venture Corporation is a Nevada Corporation with a principal business objective of producing and selling wine varietals.  Producing wines that are both well balanced and possessing clearly projected aromas, combined with stylistic packaging; Superior Venture plans to brand our product and leaving the consumer with an eclectic impression.  We plan to promote an elevation of chic sophistication while maintaining selections that are innovative and progressive with a multiplicity in its flavors and sensations.

Superior Venture plans to offer two wine varietals approximately seven to nine months following the closing of the public offering and plans to add two more varieties within the next 24 months.  Upon receiving our first shipment during the seven to nine month timeframe; we hope to start generating revenue approximately thirty days following the initial delivery.  The goal is to hopefully capture market share while branding our products for long-term acceptance and brand loyalty.  The umbrella sales and marketing campaign we have planned at the present includes a combination of direct sales and mass marketing.

Superior Venture Corporation is a development stage company that has not commenced its planned principal operations. Superior Venture Corporation operations to date have been devoted primarily to start-up and development activities, which include the following:

1.

Development of the Superior Venture Corporation business plan;

2.

Due diligence on growers and production facilities to work with to produce our wines;

3.

Adopted marketing strategy and target market segmentation;

4.

Conducted due diligence and identified five major market target segments and adopted a focused marketing strategy.  These segments include:

•

Distributors

•

Retailers – including food and specialty stores

•

Media – including newspapers and specialty publications

•

Networking – individuals and associations

•

End Consumer

Superior Venture Corporation is attempting to become operational and plans to offer two wine varietals approximately seven to nine months following the closing of the public offering and plans to add two more varietals within the next 24 months.  Upon receiving our first shipment during the seven to nine month timeframe; we hope to start generating revenue approximately thirty days following the initial delivery.  In order to generate revenues, Superior Venture Corporation must address the following areas:

?

Apply high standards of performance and accountability in all business practices.

?

Communication of company mission and vision to all levels of the organization.

?

Establishing on-going benchmarks for success incorporating an adherence to stringent values and principles.  Financial and strategic management of the business is what will ultimately determine our prosperity and success.  Again, Superior Venture will adhere to stringent values and principals and in doing so; we will also help foster a climate of respect, trust, and candor conducive to the effective functioning of the business.

?

Commitment to our customers by providing products that are responsive to their needs and desires.

?

Maintain development of innovative ideas to enhance the growth and image of the company.

?

It is imperative that Superior Venture constantly monitor changing consumer demands and consumption in an effort to offer products that are in the highest demand.

?

Open and effective communication between management, distributors and end consumers.

?

Build and foster loyalty and dedication.  Corporate commitment to employee loyalty and dedication should lead to the survival and prosperity of our products and ultimately the organization.

Results of Operation

The Company did not have any operating income from inception (April 27, 2010) through October 31, 2011. For the period from inception, April 27, 2010 through the quarter ended October 31, 2011, the registrant recognized a net loss of $24,855. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At October 31, 2011 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2011.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of October 31, 2011, our disclosure controls and procedures were not effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibits

33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended October 31, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR VENTURE CORPORATION

Date: December 19, 2011

/s/ Michael Moore

Michael Moore

President, Chief Executive Officer,

Secretary, Chief Financial Officer,

Director

EXHIBIT 33.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

I, Michael Moore, certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of Superior Venture Corporation.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financing reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: December 13, 2011

/s/ Michael Moore

Michael Moore

President, Chief Executive Officer,

Chief Accounting Officer, Secretary,

Chief Financial Officer and Director

EXHIBIT 33.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Superior Venture Corporation (the “Company”) on Form 10-Q for the period ending October 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael Moore, Chief Executive Officer and Chief Accounting Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:   /s/ Michael Moore

       Michael Moore

       Chief Executive Officer, President,

       Chief Accounting Officer, Chief Financial

       Officer, Secretary, and Director

Dated: December 19, 2011