Form 10-Q/A
period 2011-10-31
Superior Venture Corp
filed 2012-01-06
CIK 1496383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 001-35316

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

[ ]  Large accelerated filer

[ ]  Accelerated filer

[ ]  Non-accelerated filer

[X]  Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 31, 2011:   15,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ___  No _X__

Transitional Small Business Disclosure Format (Check One) Yes ___ No  X

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Superior Venture Corporation Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2011, filed with the Securities and Exchange Commission on December 19, 2011 (the “Form 10-Q”), is to amend Exhibit 101 to the Form 10-Q and add the statement of stockholders’ deficit which was inadvertently omitted from the original filing. Exhibit 101 to this report includes amended information in the “Document and Entity Information” section, adds the balance sheet parenthetical table and further includes the notes to financial statements from the Form 10-Q (formatted in XBRL), which also were inadvertently omitted from the XBRL portion of the original filing.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition

Item 4.

Control and Procedures

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Changes in Securities

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

SIGNATURE

Item 1.  Financial Information

FINANCIAL STATEMENTS

SUPERIOR VENTURE CORPORATION

Table of Contents

PAGE

BALANCE SHEETS

5

STATEMENTS OF OPERATIONS

6

STATEMENT OF STOCKHOLDERS’ DEFICIT

7

STATEMENTS OF CASH FLOWS

8

NOTES TO THE UNAUDITED CONDENSED INTERIM

     FINANCIAL STATEMENTS

9

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

Superior Venture Corporation

(A Development Stage Corporation)

Statement of Stockholders’ Deficit

For the Period from April 27, 2010 (Date of Inception) through October 31, 2011

(unaudited)

	Common Stock		Capital in		Accumulated	Total Stockholders’
			Excess of	Stock
	Shares	Amount	Par Value	Subscription	Deficit	Equity

Balance, April 27, 2010 (Date of Inception)		$-	$-	$-	$-	$-
Shares issued	10,000,000	10,000	-	(6,000)		4,000
Net loss for the period April 27, 2010 (Date of Inception) through April 30, 2010	-	-	-	-	(100)	(100)
Balance, April 30, 2010	10,000,000	$10,000	$-	$(6,000)	$(100)	$3,900
Stock subscription	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(10,048)	(10,048)
Balance, April 30, 2011	10,000,000	$10,000	$-	$-	$(10,148)	$(148)
Shares issued	5,000,000	5,000	45,000			50,000
Net loss	-	-	-	-	(14,707)	(14,707)
Balance, October 31, 2011	15,000,000	$15,000	$45,000	$	$(24,855)	$35,145

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

The significant accounting policies followed are:

FASB Codification - In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, effective for interim and annual reporting periods ending after September 15, 2009. This statement establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein now refer to the Codification topic section rather than a specific accounting rule as was past practice.

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

6. Equity

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and

Results of Operations

Plan of Operation

On February 28, 2010 we received approval from the Securities and Exchange Commission of our Registration Statement on Form S-1.  Wherein, we registered 5,000,000 shares of our common stock at an offering price of $.01 in order to raise $50,000.00 as our initial capital.

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

Item4. Controls and Procedures

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

Date: January 6, 2012

/s/ Michael Moore

Michael Moore

President, Chief Executive Officer,

Secretary, Chief Financial Officer,

Director

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

I, Michael Moore, certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q/A of Superior Venture Corporation.

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

Dated: January 6, 2012

/s/ Michael Moore

Michael Moore

President, Chief Executive Officer,

Chief Accounting Officer, Secretary,

Chief Financial Officer and Director

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Superior Venture Corporation (the “Company”) on Form 10-Q/A for the period ending October 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael Moore, Chief Executive Officer and Chief Accounting Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

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

Dated: January 6, 2012