Form 10-Q
period 2012-01-31
Superior Venture Corp
filed 2012-03-22
CIK 1496383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2012: 15,000,000 shares of common stock.  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ___ No _X__

Transitional Small Business Disclosure Format (Check One) Yes ___ No X

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition

Item 4.  Control and Procedures

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Reserved

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

Superior Venture Corporation

(A Development Stage Corporation)

Balance Sheets

	January 31, 2012	April 30, 2011
	(unaudited)	(audited)
Assets
Cash	$25,271	$2,224
Total current assets	25,271	$2,224

Total assets	$25,271	$2,224

Liabilities and Stockholders’ Equity
Accounts payable	$1,050	$2,372
Total current liabilities	1,050	2,372

Stockholders’ Equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 70,000,000 shares authorized; 15,000,000 shares issued and outstanding	$15,000	$10,000
Capital in excess of par value	45,000	-
Accumulated deficit during development stage	(35,779)	(10,148)
Total stockholders’ equity	24,221	(148)
Total liabilities and stockholders’ equity	$25,271	$2,224

The Accompanying notes are an integral part of the financial statements

Superior Venture Corporation

(A Development Stage Corporation)

Statements of Operations

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,		PeriodApril 27, 2010(Date of Inception)through January 31,2012

	2012	2011	2012	2011
Revenue:
Sales	$-	$-	$-	$-	$-

Expenses:
Selling, general and administrative	10,924	1,496	25,631	6,067	35,779

Net loss	$(10,924)	$(1,496)	$(25,631)	$(6,067)	$(35,779)

Net loss per share	(0.00)	$(0.15)	$(0.00)	$(0.61)

Weighted average number of common shares outstanding	15,000,000	10,000,000	13,786,232	10,000,000

The accompanying notes are an integral part of the financial statements.

Superior Venture Corporation

(A Development Stage Corporation)

Statement of Stockholders’ Deficit

For the Period from April 27, 2010 (Date of Inception) through January 31, 2012

(unaudited)

	Common Stock		Capital in		Accumulated	Total Stockholders’
			Excess of	Stock
	Shares	Amount	Par Value	Subscription	Deficit	Equity

Balance, April 27, 2010 (Date of Inception)		$-	$-	$-	$-	$-
Shares issued	10,000,000	10,000	-	(6,000)		4,000
Net loss for the period April 27, 2010 (Date of Inception) through April 30, 2010	-	-	-	-	(100)	(100)
Balance, April 30, 2010	10,000,000	$10,000	$-	$(6,000)	$(100)	$3,900
Stock subscription	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	(10,048)	(10,048)
Balance, April 30, 2011	10,000,000	$10,000	$-	$-	$(10,148)	$(148)
Shares issued	5,000,000	5,000	45,000			50,000
Net loss	-	-	-	-	(25,631)	(25,631)
Balance, January 31, 2012	15,000,000	$15,000	$45,000	$	$(35,779)	$24,221

The accompanying notes are an integral part of the financial statements.

Superior Venture Corporation

(A Development Stage Corporation)

Statement of Cash Flows

(unaudited)

	For the Nine Month Period Ended January 31, 2012	For the Nine Month Period Ended January 31, 2011	For the Period from April 27, 2010 (Date of Inception) through January 31, 2012

Operating activities
Net loss	$(25,631)	$(6,067)	$(35,779)
Adjustments to reconcile net loss to net cash used by operating activities:

(Decrease) increase in accounts payable	(1,322)	542	1,050
Net cash used by operating activities	(26,953)	(5,525)	(34,729)

Investing activities
Net cash used by investing activities	0	0	0

Financing activities
Issuance of shares	50,000	6,000	60,000
Net cash provided by financing activities	50,000	6,000	60,000

Net increase in cash and cash equivalents	23,047	475	25,271

Cash and cash equivalents, beginning of period	2,224	4,000	0

Cash and cash equivalents, end of period	$25,271	4,475	$25,271

Supplemental Information:
Cash paid during the period for interest	$0	$0	$0
Cash pair during the period for taxes	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

Superior Venture Corporation

(A Development Stage Corporation)

Notes to Financial Statements

For the Year Ended April 30, 2011 and

For the Three and Nine Month Periods Ended January 31, 2012 and 2011 and for the

Period from April 27, 2010 (Date of Inception) through January 31, 2012

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended January 31, 2012, the Company has had no operations. As of January 31, 2012, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Earnings (Loss) Per Share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At January 31, 2012, the Company did not have any potentially dilutive common shares.

Financial instruments – In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

There is no current or deferred income tax expense or benefit for the period ended January 31, 2012.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

April 27, 2010 (Date of Inception) through January 31, 2012
Tax benefit at U.S. statutory rate	$(12,200
State income tax benefit, net of federal benefit	-
Valuation allowance	12,200
$-

The Company did not have any temporary differences for the period from April 27, 2010 (Date of Inception) through January 31, 2012.

6. Equity

At the date of incorporation, a stock subscription was received for 10,000,000 shares of its $0.001 common stock, at par for $10,000, of which $4,000 was received as of April 30, 2010. The remaining amount, $6,000, was received on May 12, 2010.

During the nine months ended January 31, 2012, the Company sold 5,000,000 shares of common stock for $0.01 per share and received $50,000.

Item 2. Management’s Discussion and Analysis of Financial Conditions and

Results of Operations

Plan of Operation

On February 28, 2010 we received approval from the Securities and Exchange Commission of our Registration Statement on Form S-1. Wherein, we registered 5,000,000 shares of our common stock at an offering price of $.01 in order to raise $50,000.00 as our initial capital.

During the nine months ended January 31, 2012, the Company sold 5,000,000 shares of common stock for $0.01 per share and received $50,000.

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

Networking – individuals and associations

•

End Consumer

Superior Venture Corporation is attempting to become operational and plans to offer two wine varietals approximately seven to nine months following the closing of the public offering and plans to add two more varietals within the next 24 months. Upon receiving our first shipment during the seven to nine month timeframe; we hope to start generating revenue approximately thirty days following the initial delivery. In order to generate revenues, Superior Venture Corporation must address the following areas:

➢

Apply high standards of performance and accountability in all business practices.

➢

Communication of company mission and vision to all levels of the organization.

➢

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

➢

Commitment to our customers by providing products that are responsive to their needs and desires.

➢

Maintain development of innovative ideas to enhance the growth and image of the company.

➢

It is imperative that Superior Venture constantly monitor changing consumer demands and consumption in an effort to offer products that are in the highest demand.

➢

Open and effective communication between management, distributors and end consumers.

➢

Build and foster loyalty and dedication. Corporate commitment to employee loyalty and dedication should lead to the survival and prosperity of our products and ultimately the organization.

Results of Operation

The Company did not have any operating income from inception (April 27, 2010) through January 31, 2012. For the period from inception, April 27, 2010 through the quarter ended January 31, 2012, the registrant recognized a net loss of $35,779. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At January 31, 2012, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company’s business model.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2012. Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of January 31, 2012, our disclosure controls and procedures were not effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Reserved.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a)

Exibits

31 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)

Reports on Form 8-K

January 10, 2012, Form 8-K was filed to announce the election of Robert Bush to the Company’s board of directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR VENTURE CORPORATION

Date: March 21, 2012

/s/ Michael Moore

Michael Moore

President, Chief Executive Officer,

Secretary, Chief Financial Officer,

Director