Form 10-Q/A
period 2012-01-31
Superior Venture Corp
filed 2012-03-22
CIK 1496383

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

SIGNATURE

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Superior Venture Corporation Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012, filed with the Securities and Exchange Commission on March 21, 2012 (the “Form 10-Q”), is to include Exhibit 101 to the Form 10-Q which was omitted from the original filing due to technical difficulties in preparing the XBRL Exhibit.

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

Date: March 22, 2012

/s/ Michael Moore

Michael Moore

President, Chief Executive Officer,

Secretary, Chief Financial Officer,

Director