Form 10-K
period 2012-04-30
Superior Venture Corp
filed 2012-08-15
CIK 1496383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

Commission file number: 333-168136

Superior Venture Corporation
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-2450645
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1937 E. Mineral Avenue Centennial, Colorado 80122
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (303) 513-8202

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

For the year ended April 30, 2012, the issuer had no revenues.

As of April 30, 2012 the company was traded on the OTCBB under the symbol SVEN.   To date there have been no shares of the company’s stock traded and there can be no assurance that any such shares will trade in the future or that a liquid market will develop.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of August 14, 2012 was 14,510,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Superior Venture Corporation
Form 10-K Annual Report

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

PART 1

ITEM 1. BUSINESS.

CORPORATE BACKGROUND

Superior Venture Corporation was incorporated in the State of Nevada on April 27, 2010 under the same name. Since inception, Superior Venture Corporation has not generated revenues and has accumulated losses in the amount of $37,798 as of audit date April 30, 2012 and has accumulated losses totaling $47,946 from inception through April 30, 2012.  Superior Venture Corporation has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

Superior Venture Corporation’s administrative office is located at 1937 E. Mineral Avenue, Centennial, Colorado 80122.

Superior Venture Corporation’s fiscal year end is April 30.

Business Overview

Superior Venture Corporation is a Nevada Corporation with a principal business objective of selling wine varietals.  Superior Venture plans to offer two wine varietals and plans to add two more varieties within the next 24 months.  The Company does not have any agreements and it has not had any discussions with specific growers and wineries.  Therefore, a risk exists that we may not be able to find a grower or winery to produce our wines or we may not be able to negotiate sufficient terms in an agreement.  The Company has identified a winery that we hope to work with to hand-craft our wines in the following manner.  First, we choose the varietal, and the fruit the vineyard came from.  Second, we work with the winery on creating our proprietary blend.  Our proprietary blend will consist of 75% of select varietal and the remaining 25% can be selected from barrel inventory.  Initially we plan to offer two varietal such as a Chardonnay and a Merlot.  We chose these as our initial wines because the vast majority of all wines sold in the United States are table wines.  Chardonnay is the worlds most popular white wine grape, with over 300,000 acres planted, 100,000 in California alone (source: DrinkWine.com  http://www.drinkwine.com/wine_guide/varietals/chardonnay.html).  We chose a Merlot as our second wine because its softness on the pallet has made it an introducing wine for new red-wine drinkers.   Once the exact varietal has been determined, the wines are bottled, corked and labeled to our specifications.

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

Product Development

Superior Venture plans to offer two wine varietals approximately and plans to add two more varietals within the next 24 months.  Initially, we plan to offer two varietals such as a Chardonnay and a Merlot.  Within 24 months we plan to offer a total of four wines including blends.  A “Varietal” describes wines made primarily from a single named grape variety, and which typically displays the name of that variety on the wine label capitalized.  When blends are used it is referred to as a variety.

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

Employees

At April 30, 2012, the Company had 1 part time employee.  None of its employees were represented by a collective bargaining arrangement.

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

ITEM 1A. RISK FACTORS.

RISKS ASSOCIATED WITH OUR COMPANY:

MICHAEL MOORE, AN OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES HIS EFFORTS ON A PART-TIME BASIS TO COMPANY MATTERS.  HE DOES NOT HAVE ANY PUBLIC COMPANY EXPERIENCE AND IS INVOLVED IN OTHER BUSINESS ACTIVITIES.  THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE HE MAY HAVE.  THIS COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

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

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of April 30, 2012 the company was traded on the OTCBB under the symbol SVEN.   To date there have been no shares of the company’s stock traded and there can be no assurance that any such shares will trade in the future or that a liquid market will develop.

(b) Holders. As of August 14, 2012, there were 9 record holders of all of our issued and outstanding shares of Common Stock.

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

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $37,798 for the year ended April 30, 2012, as compared to a net loss of $10,048 for 2011. From the date of inception to April 30, 2012, the Company lost a total of $47,946. Most labor and services have been compensated with issuances of stock.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by a private placement which raised $45,100.

For the most recent fiscal year, 2012, the Company incurred a loss in the amount of $37,798 and $10,048 for 2011. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from inception the Company has incurred an accumulated net loss of $47,946 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2012.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of April 30, 2012, the company was authorized to issue 545,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of April 30, 2012.

Off-Balance Sheet Arrangements

As of April 30, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2012, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of February 20, 2009:

Name	Age	Title

Michael Moore	35	President, Secretary, Treasurer, Director.

Robert Bush	55	Director

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

ROBERT BUSH, DIRECTOR

Effective January 10, 2012, Robert Bush was elected to the board of directors.

Robert Bush: May 2004 to present day has been chairman and founder of Bush Consulting Group, specializing in consulting to the Recreational Vehicle industry with specific emphasis relating to the financing and insurance of high end motor homes and coaches. Mr. Bush has been responsible for tens of millions of dollars of financing transactions during the period.

In excess of thirty years of additional experience lies in the retail industry with particular emphasis on customer service and management relations troubleshooting, as well as corporate wide internal profitability goals and accountability.

Mr. Bush also has several years of public company Board of Directors experience.

Mr. Bush is a graduate of Queens College with a degree in Business Management and Accounting.

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

ITEM 11. EXECUTIVE COMPENSATION.

Michael Moore is an officer and a director.  Mr. Moore does not receive any regular compensation for his services rendered on our behalf. Mr. Moore did not receive any compensation during the years ended April 30, 2012 and 2011.

Robert Bush is a director.  Mr. Bush does not receive any regular compensation for his services rendered on our behalf. Mr. Bush did not receive any compensation during the year ended April 30, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 30, 2012 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of Class	Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common	Michael Moore, President, CEO, and Director	10,000,000	100%

All Officers and Directors as a Group		10,000,000	100%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of April 30, 2012 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE.

Our Board of Directors consists of Michael Moore and Robert Bush. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Peter Messineo, CPA is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Peter Messineo, CPA for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings was $2,250  for the fiscal years ended April 30, 2012 and 2011.

Audit-Related Fees

There were no fees billed by Peter Messineo, CPA for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended April 30, 2012, 2011 and 2010, respectively.

Tax Fees

The aggregate fees billed by Peter Messineo, CPA for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended April 30, 2012, 2011 and 2010, respectively.

There were no fees billed by Peter Messineo, CPA for other products and services for the fiscal years ended April 30, 2012, 2011 and 2010, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Peter Messineo.August 14, 2012)

•	Balance Sheets at April 30, 2012

•	Statements of Operations for the year ended April 30, 2012 and for the cumulative period from April 27, 2010 (Inception) to April 30, 2012

•	Statements of Changes in Shareholders’ Deficiency for the period from April 27, 2010 (Date of Inception) to April 30, 2012

•	Statements of Cash Flows for the year ended April 30, 2012, and for the cumulative period from April 27, 2010 (Date of Inception) to April 30, 2012

•	Notes to Financial Statements

 2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS**	XBRL Instance Document*

101.SCH**	XBRL Schema Document*

101.CAL**	XBRL Calculation Linkbase Document*

101.DEF**	XBRL Definition Linkbase Document*

101.LAB**	XBRL Label Linkbase Document*

101.PRE**	XBRL Presentation Linkbase Document*
__________________
*Included herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Superior Venture Corporation

Date: August 14, 2012	By:	/s/ Michael Moore
Michael Moore, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2012	By:	/s/ Michael Moore
Michael Moore, President and Director
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Michael Moore
Michael Moore, Chief Financial Officer
(Principal Financial and Accounting Officer)

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Superior Ventures Corporation:

I have audited the balance sheets of Superior and the related statement of operations, changes in stockholder’s equity, and cash flows for the year then ended. These financial statements were the responsibility of the Company’s management. My responsibility was to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Superior Ventures Corporation, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses resulting in accumulated deficit, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty were also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA
Palm Harbor, Florida
August 14, 2012

SUPERIOR VENTURE CORPORTION (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,267	$2,224
Total Current Assets	10,267	2,224

TOTAL ASSETS	$10,267	$2,224

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,113	$2,372
Total Current Liabilities	3,113	2,372

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding
	-	-
Common stock, $0.001 par value; 545,000,000 shares authorized; 14,510,000 shares issued and outstanding	14,510	10,000

Capital in excess of par value	40,590	-
Accumulated deficit	(47,946)	(10,148)
	7,154	(148)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,267	$2,224

The accompanying notes are an integral part of the financial statements.

SUPERIOR VENTURE CORPORTION (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year Ended April 30,		For the Period from April 27, 2010 (Date of Inception) through
	2012	2011	April 30, 2012

REVENUE:
Sales	$-	$-	$-
	-	-	-

OPERATING EXPENSES
Selling, general and administrative expenses	37,798	10,048	47,946
TOTAL OPERATING EXPENSES	37,798	10,048	47,946

NET LOSS	$(37,798)	$(10,048)	$(47,946)

NET LOSS PER COMMON SHARE, BASIC	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	13,995,000	10,000,000

The accompanying notes are an integral part of the financial statements.

SUPERIOR VENTURE CORPORTION (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Capital in			Total
	Common Stock		Excess of	Stock	Accumulated	Stockholders'
	Shares	Amount	Par Value	Subscription	Deficit	Equity (Deficit)

Balance, April 27, 2010 (date of inception)	-	$-	$-	$-	$-	$-

Shares issued	10,000,000	10,000	-	(6,000)	-	4,000

Net loss for the period April 27, 2010 (Date of Inception) through April 30, 2010	-	-	-	-	(100)	(100)

Balance, April 30, 2010	10,000,000	$10,000	$-	$(6,000)	$(100)	$3,900

Stock subscription	-	-	-	6,000	-	6,000

Net loss	-	-	-	-	(10,048)	(10,048)

Balance, April 30, 2011	10,000,000	10,000	-	-	(10,148)	(148)

Shares issued	4,510,000	4,510	40,590	-	-	45,100

Net loss	-	-	-	-	(37,798)	(37,798)

Balance, April 30, 2012	14,510,000	$14,510	$40,590	$-	$(47,946)	$7,154

The accompanying notes are an integral part of the financial statements.

SUPERIOR VENTURE CORPORTION (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Year Ended April, 30		For the Period from April 27, 2010 (Date of Inception) through
	2012	2011	April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,798)	$(10,048)	$(47,946)
Adjustments to reconcile net loss to net cash and cash equivalents
Increase (decrease) in:
Accounts payable and accrued expenses	741	2,372	3,113
Net cash used by operating activities	(37,057)	(7,676)	(44,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of stock	45,100	6,000	55,100
Net cash provided by financing activities	45,100	6,000	55,100

Net increase (decrease) in cash and cash equivalents	8,043	(1,676)	10,267

Cash and cash equivalents, beginning of period	2,224	3,900	-

Cash and cash equivalents, end of period	$10,267	$2,224	$10,267

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Superior Venture Corporation
(A Development Stage Corporation)
Notes to Financial Statements

For the Years Ended April 30, 2012 and 2011 and
for the Period from April 27, 2010 (Date of Inception) through April 30, 2012

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended April 30, 2012, the Company has had no operations and as of April 30, 2012, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at April 30, 2012 and 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may again exceed federally insured limits.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

At inception, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Recent issued accounting pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

4.	Equity

The Company's Board of Directors has authorized 5,000,000 million shares of preferred stock with a par value of $0.001 to be issued in series with terms and conditions to be determined by the Board of Directors.

Effective March 15, 2012, the Company’s Board of Directors has increased the number of authorized shares of common stock to 545,000,000 million with a par value of $0.001.

5.	Income Taxes

There is no current or deferred income tax expense or benefit for the period ended January 31, 2012.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

April 27, 2010 (Date of Inception) through April 30, 2012

Tax benefit at U.S. statutory rate	$16,100
State income tax benefit, net of federal benefit	-
Valuation allowance	(16,100)
$-

The Company did not have any temporary differences for the period from April 27, 2010 (Date of Inception) through April 30, 2012.

6.	Equity

At the date of incorporation, a stock subscription was received for 10,000,000 shares of its $0.001 common stock, at par for $10,000, of which $4,000 was received as of April 30, 2010. The remaining amount, $6,000, was received on May 12, 2010.

During the year ended April 30, 2012, the Company sold 4,510,000 shares of common stock for $0.01 per share and received $45,100.