Form 10-Q
period 2012-07-31
Superior Venture Corp
filed 2012-09-19
CIK 1496383

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(303) 513-8202
(Issuer’s telephone number)

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

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☒	Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 14, 2012:   507,850,000 shares of common stock.*

* On September 11, 2012, the Company effected a 35 to 1 stock split, all share numbers in the Form 10Q have been adjusted to reflect the split.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

Item 1.  Financial Information

FINANCIAL STATEMENTS

SUPERIOR VENTURE CORPORATION
Financial Statements

Page
Financial Statements:

Balance Sheets, July, 31 2012 (unaudited) and April 30, 2012 (audited)	F-1

Statements of Operations, for the three month period ended July, 31, 2012 and 2011 (unaudited) and for the period April 27, 2010 (date of inception) through July 31, 2012 (unaudited)	F-2

Statement of Changes in Stockholders’ Equity (Deficit), for the period April 27, 2010 (date of inception) through July 31, 2012 (unaudited)	F-3

Statements of Cash Flows, for the three month period ended July 31, 2012 and 2011 (unaudited) and for the period April 27, 2010 (date of inception) through July 31, 2012 (unaudited)	F-4

Notes to Financial Statements (unaudited)	F-5

SUPERIOR VENTURE CORPORTION (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	July 31,	April 30,
	2012	2012
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$9,461	$10,267
Total Current Assets	9,461	10,267

TOTAL ASSETS	$9,461	$10,267

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$4,613	$3,113
Total Current Liabilities	4,613	3,113

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 545,000,000 shares authorized; 507,850,000 shares issued and outstanding	507,850	507,850
Capital in excess of par value	(452,750)	(452,750)
Accumulated deficit	(50,252)	(47,946)
	4,848	7,154

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,461	$10,267

* A stock split (35:1) authorized on September 11, 2012 was retroactively applied to all years presented.

See notes to unaudited financial statements

SUPERIOR VENTURE CORPORTION (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (uanaudited)

	For the Three Months Ended July 31,		For the Period from April 27, 2010 (Date of Inception) through
	2012	2011	July 31, 2012

REVENUE:
Sales	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative expenses	2,306	7,013	50,252
TOTAL OPERATING EXPENSES	2,306	7,013	50,252

NET LOSS	$(2,306)	$(7,013)	$(50,252)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	507,850	397,554,360

See notes to unaudited financial statements

SUPERIOR VENTURE CORPORTION (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Capital in			Total
	Common Stock		Excess of	Stock	Accumulated	Stockholders'
	Shares	Amount	Par Value	Subscription	Deficit	Equity (Deficit)

Balance, April 27, 2010 (date of inception)	-	$-	$-	$-	$-	$-

Shares issued	350,000,000	350,000	-	(346,000)	-	4,000

Net loss for the period April 27, 2010 (Date of Inception) through April 30, 2010	-	-	-	-	(100)	(100)

Balance, April 30, 2010	350,000,000	$350,000	$-	$(346,000)	$(100)	$3,900

Stock subscription	-	-	(340,000)	346,000	-	6,000

Net loss	-	-	-	-	(10,048)	(10,048)

Balance, April 30, 2011	350,000,000	350,000	(340,000)	-	(10,148)	(148)

Shares issued	157,850,000	157,850	(112,750)	-	-	45,100

Net loss	-	-	-	-	(37,798)	(37,798)

Balance, April 30, 2012	507,850,000	507,850	(452,750)	-	(47,946)	7,154

Net loss (unaudited)	-	-	-	-	(2,306)	(2,306)

Balance, July 31, 2012 (unaudited)	507,850,000	$507,850	$(452,750)	$-	$(50,252)	$4,848

* A stock split (35:1) authorized on September 11, 2012 was retroactively applied to all years presented.

See notes to unaudited financial statements

SUPERIOR VENTURE CORPORTION (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended July 31,		For the Period from April 27, 2010 (Date of Inception) through
	2012	2011	July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,306)	$(7,013)	$(50,252)
Adjustments to reconcile net loss to net cash and cash equivalents
Increase (decrease) in:
Accounts payable and accrued expenses	1,500	(2,322)	4,613
Net cash used by operating activities	(806)	(9,335)	(45,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares of stock	-	50,000	55,100
Net cash provided by financing activities	-	50,000	55,100

Net increase (decrease) in cash and cash equivalents	(806)	40,665	9,461

Cash and cash equivalents, beginning of period	10,267	2,224	-

Cash and cash equivalents, end of period	$9,461	$42,889	$9,461

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-

See notes to unaudited financial statements

  Superior Venture Corporation
(A Development Stage Corporation)
Notes to Financial Statements

For the Three Months Ended July 31, 2012 and 2011 and
for the Period from April 27, 2010 (Date of Inception) through July 31, 2012

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended July 31, 2012, the Company has had no operations and as of July 31, 2012, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at July 31, 2012 and 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may again exceed federally insured limits.

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

Earnings (Loss) Per Share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At July 31, 2012, the Company did not have any potentially dilutive common shares.

Financial instruments – In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●
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

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

On September 11, 2012, the Company effected a 35 to 1 stock split, all share numbers in the Form 10Q have been adjusted to reflect the split.

5.	Income Taxes

There is no current or deferred income tax expense or benefit for the period ended July 31, 2012.

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

Results of Operation

The Company did not have any operating income from inception (April 27, 2010) through July 31, 2012. For the period from inception, April 27, 2010 through the quarter ended July 31, 2012, the registrant recognized a net loss of $50,252. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At July 31, 2012 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company’s business model.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2012.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of July 31, 2012, our disclosure controls and procedures were not effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

There have been no changes to the risk factors of the registrant from those listed in the registrants 10K for the period ended April 30, 2012 filed August 15, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On September 11, 2012, the Company effected a 35 to 1 stock split, all share numbers in the Form 10Q have been adjusted to reflect the split.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended July 31, 2012.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUPERIOR VENTURE CORPORTION

Date: September 19, 2012	By:	/s/ Michael Moore
Michael Moore
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Director