Form 10-Q
period 2012-10-31
Superior Venture Corp
filed 2012-12-13
CIK 1496383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 001-35316

Superior Venture Corp.
(Exact name of Registrant as specified in its charter)

Nevada	27-2450645
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 220 – 2 Old Brompton Road South Kensington, London UK SW7 3DQ
(Address of principal executive offices)

+44 (0) 207 543 7720
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 392,850,000 common shares as of December 13, 2012.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2012 (unaudited) and April 30, 2012 (audited);

F-2	Statements of Operations for the three and six months ended October 31, 2012 and 2011 and period from inception (April 27, 2010) to October 31, 2012 (unaudited);

F-3	Consolidated Statements of Cash Flow for the six months ended October 31, 2012 and 2011 and period from inception (April 27, 2010) to October 31, 2012 (unaudited);

F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

SUPERIOR VENTURE CORPORTION (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	October 31,	April 30,
	2012	2012
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$5,688	$10,267
Total Current Assets	5,688	10,267

TOTAL ASSETS	$5,688	$10,267

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,688	$3,113
Total Current Liabilities	3,688	3,113

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock, $0.001 par value; 545,000,000 shares authorized; 507,850,000
shares issued and outstanding	507,850	507,850
Capital in excess of par value	(447,750)	(452,750)
Accumulated deficit	(58,100)	(45,808)
	2,000	9,292

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,688	$12,405

* A stock split (35:1) authorized on August 22, 2012 was retroactively applied to all years presented.

SUPERIOR VENTURE CORPORTION (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (uanaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,		For the period from April 27, 2010 (Date of Inception) to October 31,
	2012	2011	2012	2011	2012
REVENUE:
Sales	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative expenses	7,848	7,694	10,154	14,707	58,100
TOTAL OPERATING EXPENSES	7,848	7,694	10,154	14,707	58,100

NET LOSS	$(7,848)	$(7,694)	$(10,154)	$(14,707)	$(58,100)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	507,850,000	525,000,000	507,850,000	461,277,180

SUPERIOR VENTURE CORPORTION (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Capital in			Total
	Common Stock		Excess of	Stock	Accumulated	Stockholders'
	Shares	Amount	Par Value	Subscription	Deficit	Equity (Deficit)

Balance, April 27, 2010 (date of inception)	-	$-	$-	$-	$-	$-

Shares issued	350,000,000	350,000	-	(346,000)	-	4,000

Net loss for the period April 27, 2010 (Date of Inception) through April 30, 2010	-	-	-	-	(100)	(100)

Balance, April 30, 2010	350,000,000	$350,000	$-	$(346,000)	$(100)	$3,900

Stock subscription	-	-	(340,000)	346,000	-	6,000

Net loss	-	-	-	-	(10,048)	(10,048)

Balance, April 30, 2011	350,000,000	350,000	(340,000)	-	(10,148)	(148)

Shares issued	157,850,000	157,850	(112,750)	-	-	45,100

Net loss	-	-	-	-	(37,798)	(37,798)

Balance, April 30, 2012	507,850,000	507,850	(452,750)	-	(47,946)	7,154

Capital contribution	-	-	5,000	-	-	5,000

Net loss (unaudited)	-	-	-	-	(10,154)	(10,154)

Balance, October 31, 2012 (unaudited)	507,850,000	$507,850	$(447,750)	$-	$(58,100)	$2,000

* A stock split (35:1) authorized on August 22, 2012 was retroactively applied to all years presented.

SUPERIOR VENTURE CORPORTION (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended October 31,		For the Period from April 27, 2010 (Date of Inception) through October 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,154)	$(14,707)	$(58,100)
Adjustments to reconcile net loss to net cash and cash equivalents
Increase (decrease) in:
Accounts payable and accrued expenses	575	428	3,688
Net cash used by operating activities	(9,579)	(14,279)	(54,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contribution from shareholder	5,000	-	5,000
Proceeds from issuance of shares of stock	-	50,000	55,100
Net cash provided by financing activities	5,000	50,000	60,100

Net increase (decrease) in cash and cash equivalents	(4,579)	35,721	5,688

Cash and cash equivalents, beginning of period	10,267	2,224	-

Cash and cash equivalents, end of period	$5,688	$37,945	$5,688

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-

Superior Venture Corporation
(A Development Stage Corporation)
Notes to Financial Statements

For the Three and Six Months Ended October 31, 2012 and 2011 and
for the Period from April 27, 2010 (Date of Inception) through October 31, 2012

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

On November 9, 2012, in accordance with the Exchange Agreement, we acquired all of the issued and outstanding shares of IPL, which resulted in a parent-subsidiary relationship. In exchange for all of the issued and outstanding shares of IPL, the shareholders of IPL received 60,000,000 shares of our common stock, which represented approximately 15% of our outstanding common stock following the Acquisition.  See Note 6 for additional information.

In consequence of entering into the Exchange Agreement, we have determined to pursue the business plan of IPL. We are now in the business of developing feature theatrical films to be financed and distributed domestically by Chinese production companies, and for international release. Our website is located at www.superiorventurecorp.com.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended October 31, 2012, the Company has had no operations and as of October 31, 2012, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at October 31, 2012 and 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may again exceed federally insured limits.

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

Earnings (loss) per share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At October 31, 2012, the Company did not have any potentially dilutive common shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

During the year ended June 30, 2012, the Company sold 4,510,000 shares of common stock for $0.01 per share and received $45,010.

Effective March 15, 2012, the Company’s Board of Directors has increased the number of authorized shares of common stock to 545,000,000 million with a par value of $0.001.

On August 22, 2012, the Company authorized a 35 to 1 stock split, all share numbers in the Form 10Q have been adjusted to reflect the split.

5.	Income Taxes

There is no current or deferred income tax expense or benefit for the period ended October 31, 2012.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows

April 27, 2010 (Date of Inception) through June 30, 2012
Tax benefit at U.S. statutory rate	$16,100
State income tax benefit, net of federal benefit	-
Valuation allowance	(16,100)
$-

The Company did not have any temporary differences for the period from April 27, 2010 (Date of Inception) through June 30, 2012.

6.	Subsequent Events

Effective November 9, 2012, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Ilustrato Pictures Ltd., a British Columbia corporation (“IPL”) and the shareholders of IPL. In connection with the closing of this transaction, we acquired all of the issued and outstanding shares of IPL, which resulted in a parent-subsidiary relationship (the “Acquisition”).

In addition, pursuant to the terms and conditions of the Exchange Agreement:

•
The shareholders of all of the capital stock of IPL issued and outstanding immediately prior to the closing of the Acquisition, exchanged their shares into 60,000,000 shares of our common stock. As a result, the shareholders of IPL received 60,000,000 newly issued shares of our common stock.

•	Our board of directors was reconstituted to consist of Brian Hammond and Harry Sutherland who, prior to the Acquisition, were directors of IPL.

•
Immediately following the exchange of the above shares, Brian Hammond, our President, CEO and Director, agreed to cancel 175,000,000 shares of his common stock in exchange for a one year unsecured 10% promissory note for $20,000.00 (the “Cancellation”) to reduce shares issued and outstanding.

•	As a result, immediately following the Acquisition and the Cancellation, there were 392,850,000 shares of our common stock issued and outstanding.

•	IPL provided customary representations and warranties and closing conditions, including the unanimous approval of the Acquisition by its shareholders.

The Acquisition is being accounted for as a reverse acquisition with IPL being treated as the accounting acquirer and the Company being treated as the accounting acquiree.  The consolidated financial statements after completion of the Acquisition have been included in our 8K filing with the Securities and Exchange Commission on November 9, 2012.

On November 9, 2012, the Company issued a $200,000 promissory note due on demand bearing interest at 10% per annum to a shareholder of the Company.

On November 30, 2012, the Company incorporated Ilustrato Pictures Limited, as a wholly owned Hong Kong corporation and transferred all the assets of Ilustrato Pictures Ltd., the B.C. Corporation to the new subsidiary and assumed all its liabilities.

The proforma for the six months ended November 30, 2012 is shown below:

	Superior Venture Corporation	Ilustrato Pictures Ltd.	Pro-Forma Adjustments and Eliminating Entries (Note 3)	Pro-Forma Condensed Consolidated Superior Venture Corporation
Expenses
Bank charges and interest	$—	$8,364	$—	$8,364
Consulting	—	17,949	—	17,949
Editing	—	—	—	—
Management fees	—	77,780	—	77,780
Meals and entertainment	—	758	—	758
Office and miscellaneous	—	101,848	—	101,848
Professional fees	—	9,821	12,000	21,821
Selling, general and administration	10,154	—	—	37,798
Translation and scripting	—	2,492	—	2,492
	—	4,844	—	4,844
Writing and Editing	—	20,941	—	20,941

Net loss before other item	(10,154)	(244,797)	(12,000)	(256,797)

Other item
Impairment of goodwill	—	—	(55,152)	(55,152)

Net loss for the year	$(10,154)	$(244,797)	$(67,152)	$(311,949)

Basic and diluted loss per common share	$(0.00)			$(0.00)

Weighted average number of common shares used in per share calculations	507,850,000		(115,000,000)	374,825,000

Comprehensive loss
Net loss for the year	$(10,154)	$(244,797)	$(67,152)	$(311,949)
Foreign currency translation adjustment	—	(694)	—	(694)

Total comprehensive loss for the year	$(10,154)	$(245,491)	$(67,152)	$(312,643)

Basic and diluted comprehensive loss per common share	$(0.00)			$(0.00)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We were incorporated as “Superior Venture Corp.” on April 27, 2010, in the State of Nevada for the purpose of selling wine varietals. On November 9, 2012, we entered into the Exchange Agreement with Ilustrato Pictures Ltd., a British Columbia corporation (“Ilustrato BC”), whereby we acquired all of the issued and outstanding common stock of Ilustrato BC.  On November 30, 2012, Ilustrato BC transferred all of its assets and liabilities to Ilustrato Pictures Limited, our wholly owned subsidiary in Hong Kong (“Ilustrato HK”).

In consequence of the above transactions, we now operate primerily out of Hong Kong and are in the business of developing feature theatrical films to be financed and distributed domestically by Chinese production companies, and for international release. Our website is located at www.superiorventurecorp.com.

The principals of our Company, Brian Hammond and Harry Sutherland, have spent years developing a network in China to integrate the Company into the Chinese business fabric, an option we believe is not available for most of Hollywood. Our business plan is to capitalize on this network and earn revenues in China and from worldwide film sales through entertainment mediums such as the movie theatre box-office, DVDs and pay-per-view television channels. We will also provide movie pre-production services, which include writing original scripts, directing, and educating Chinese film companies on special effects and various film techniques.

The Company has made partnerships, agreements, and plans with various Chinese movie production companies to fund and co-develop featured films in China. We plan to become involved with 6-12 film projects in our first year and expand in total film projects annually depending on success. Most recently, we signed a feature film development deal for domestic motion picture co-production with Beijing-based Hairun Pictures with a total budget value of USD $8 million. The feature film Stuck is a domestic Chinese drama set in a traffic jam in Northern China that is designed primarily for distribution to the domestic Chinese market. The second feature, Disoriented, is an English language crime thriller based on a true story set in North America. The two films are expected to go into production in 2013, subject to financing.

Results of Operations for the Three and Six Months Ended October 31, 2012 and 2011 and the Period from Inception (April 27, 2010) to October 31, 2012

The following income and operating expenses tables summarize selected items from the statement of operations for the three and six months ended October 31, 2012 and the period from inception (April 27, 2010) to October 31, 2012.

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Six Months Ended October 31, 2012	Six Months Ended October 31, 2011	Period from Inception to October 31, 2012
Revenue	$0	$0	$0	$0	$0
Expenses	$7,848	$7,694	$10,154	$14,707	$58,100
Net Loss	$7,848	$7,694	$10,154	$14,707	$58,100

Revenues

We are a development stage company and have not earned any revenues since our inception. There is no assurance that we will be able to accomplish our business plan to earn revenues in China and from worldwide film sales through entertainment mediums such as the movie theatre box-office, DVDs and pay-per-view television channels.

Expenses

Our expenses for the three and six months ended October 31, 2012 and the period from inception (April 27, 2010) to October 31, 2012 are outlined in the table below:

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Six Months Ended October 31, 2012	Six Months Ended October 31, 2011	Period from Inception to October 31, 2012
Selling, general and administrative expenses	$7,848	$7,694	$10,154	$14,707	$58,100

We incurred operating expenses of $58,100 for the period from inception to October 31, 2012. Our operating expenses during this period consisted of selling, general and administrative expenses.

We expect that our expenses will increase in the next twelve months as we execute our business plan and pay added professional and other costs as a result of becoming a public company.

Net Loss

We incurred a net loss of $$7,848 for the three months ended October 31, 2012, as compared with $7,694 for the three months ended October 31, 2011.  We incurred a net loss of $10,154 for the six months ended October 31, 2012, as compared with $14,707 for the six months ended October 31, 2011.  We incurred a net loss of $58,100 for the period from inception (April 27, 2010) to October 31, 2012.

Liquidity and Capital Resources

Working Capital

The following table summarizes our working capital at October 31, 2012 and April 30, 2012.

	As of October 31, 2012	As of April 30, 2012
Current Assets	$5,688	$10,267
Current Liabilities	$3,688	$3,113
Working Capital	$2,000	$7,154

Cash Flows

The following table summarizes our cash flows for the six months ended October 31, 2012 and for the period from inception (April 27, 2010) to October 31, 2012.

	Six Months Ended October 31, 2012	Period from Inception to October 31, 2012
Cash used in Operating Activities	$9,579	$54,412
Cash used in Investing Activities	-	-
Cash provided by Financing Activities	$5,000	$60,100
Increase (Decrease) in Cash	$(4,579)	$5,688

Cash Used In Operating Activities

Our net losses for the six months ended October 31, 2012 and period from inception (April 27, 2010) to October 31, 2012 were the main reasons for our negative operating cash flow for both periods. Cash used in operating activities was funded by cash from financing activities.

Cash from Financing Activities

We generated $5,000 in cash from shareholder contributions during the six months ended October 31, 2012, and $55,100 in cash from the issuance of stock and $5,000 in shareholder contributions for the period from inception (April 27, 2010) to October 31, 2012.

We will depend almost exclusively on outside capital to fund our business plan for the next twelve months. Such outside capital may include the sale of common stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

Summary of product and research and development that we will perform for the term of our plan.

We are not anticipating significant research and development expenditures in the near future.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

We currently have two full-time employees and one part-time employee. All labor is provided on an independent month to month contract. We do not anticipate a significant change in the number of full time employees over the next 12 months. None of our employees are subject to any collective bargaining agreements.

Going Concern

For the three and six months ended October 31, 2012, we have had no operations and as of October 31, 2012, we have not emerged from the development stage. In view of these matters, our ability to continue as a going concern is dependent upon our ability to begin operations and to achieve a level of profitability. We intend on financing our future development activities and our working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results or operations, liquidity, capital expenditures or capital resources that is deemed material.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our Company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending April 30, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees and expand our board of directors.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On August 22, 2012, we authorized a 35 to 1 split of our common stock.

In connection with the acquisition of Ilustrato BC, the previous shareholders of Ilustrato BC received 60,000,000 shares of our common stock.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.   Defaults upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.     Other Information

None

Item 6.   Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 formatted in Extensible Business Reporting Language (XBRL).
________
**Provided herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Venture Corp.

Date: December 13, 2012	By:	/s/ Brian Hammond
Brian Hammond
Chief Executive Officer, Chief Financial Officer and Director