Form 10-Q
period 2013-01-31
Ilustrato Pictures International Inc.
filed 2013-04-15
CIK 1496383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 001-35316

Ilustrato Pictures International Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-2450645
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 220 – 2 Old Brompton Road South Kensington, London UK SW7 3DQ
(Address of principal executive offices)

+44 (0) 207 543 7720
(Registrant’s telephone number)
Superior Venture Corp.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,857,000 common shares as of March 13, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of January 31, 2013 (unaudited) and April 30, 2012 (audited)
F-2	Consolidated Statements of Operations for the three and nine months ended January 31, 2013 and 2012 and period from April 27, 2010 (Inception) to January 31, 2013 (unaudited)
F-3	Consolidated Statements of Cash Flows for the nine months ended January 31, 2013 and 2012 and period from April 27, 2010 (Inception) to January 31, 2013 (unaudited)
F-4	Notes to Consolidated Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

ILUSTRATO PICTURES INTERNATIONAL LTD.
(A DEVELOPMENT STAGE COMPANY)

(Formerly SUPERIOR VENTURE CORPORATION)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	January 31,	April 30,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,060	$10,267
Sales tax recoverable	4,023	—
Prepaid expenses	12,488	—
Total Current Assets	24,571	10,267

GOODWILL	957,991	—

TOTAL ASSETS	$982,562	$10,267

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$293,701	$3,113
Notes Payable - Related Parties (Note 8)	284,389	—
Notes Payable - Shareholders (Note 7)	539,658	—
Total Current Liabilities	1,117,748	3,113

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 545,000,000 shares authorized; 10,157,000 and 7,857,000 shares issued and outstanding, respectively	7,857	10,157
Additional paid in capital	92,243	44,943
Accumulated deficit during development stage	(235,286)	(47,946)
Total Stockholders' Equity	(135,186)	7,154

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$982,562	$10,267

* A stock split (35:1) authorized on May 11, 2012 was retroactively applied to all periods presented.

* A reverse stock split (1:50) effective March 13, 2013 was retroactively applied to all periods presented.

The accompanying notes are an integral part of these financial statements.

ILUSTRATO PICTURES INTERNATIONAL LTD.

(A DEVELOPMENT STAGE COMPANY)

(Formerly SUPERIOR VENTURE CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,		For the period from April 27, 2010 (Date of Inception) to
	2013	2012	2013	2012	January 31, 2013
REVENUE:
Sales	$—	$—	$—	$—	$—

OPERATING EXPENSES
Selling, general and administrative expenses	172,737	10,924	182,891	25,631	230,837
NET LOSS FROM OPERATIONS	(172,737)	(10,924)	(182,891)	(25,631)	(230,837)

OTHER EXPENSE
Interest Expense	(4,449)	—	(4,449)	—	(4,449)

NET LOSS	$(177,186)	$(10,924)	$(187,340)	(25,631)	$(235,286)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	(0.02)	(0.00)	(0.02)	(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,857,000	10,500,000	9,390,333	9,650,362

The accompanying notes are an integral part of these financial statements.

ILUSTRATO PICTURES INTERNATIONAL LTD.

(A DEVELOPMENT STAGE COMPANY)

(Formerly SUPERIOR VENTURE CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended January 31,		For the Period from April 27, 2010 (Date of Inception) through
	2013	2012	January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(187,340)	$(25,631)	$(235,286)
Adjustments to reconcile net loss to net cash and cash equivalents
Increase (decrease) in:
Sales tax recoverable	(4,023)	—	(4,023)
Prepaid expenses	(12,488)	—	(12,488)
Accounts payable and accrued expenses	290,588	(1,322)	293,701
Net cash used by operating activities	86,737	(26,953)	41,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(897,991)	—	(897,991)
Net cash used by investing activities	(897,991)	—	(897,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	519,658	—	519,658
Advances from related parties	284,389	—	284,389
Contributed capital	—	(377,693)
Net proceeds from issuance of shares of stock	382,693	50,000	437,793

Net cash provided by financing activities	809,047	50,000	864,147

Net increase (decrease) in cash and cash equivalents	(2,207)	23,047	8,060

Cash and cash equivalents, beginning of period	10,267	2,224	—

Cash and cash equivalents, end of period	$8,060	$25,271	$8,060

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Redemption of shares in exchange for note payable	$20,000	$—	$20,000
Issuance of shares in exchange for Ilustrato Pictures LTD	$60,000	$—	$60,000

The accompanying notes are an integral part of these financial statements.

1. BACKGROUND INFORMATION

Superior Venture Corporation (the “Company”), is a Nevada Corporation, incorporated on April 27, 2010 (Date of Inception) with its corporate headquarters located in Colorado and its year-end is April 30. The Company’s principal business objective was to produce and sell wine varietals. Producing wines that are both well balanced and possessing clearly projected aromas, combined with stylistic packaging; Superior Venture planned to position itself in the market place by branding the product and leaving the consumer with an eclectic impression. We planned to produce and promote an elevation of chic sophistication while maintaining selections that are innovative and progressive with a multiplicity in its flavors and sensations.

On November 9, 2012, in accordance with the Exchange Agreement, we acquired all of the issued and outstanding shares of Ilustrato Pictures Ltd. (IPL), which resulted in a parent-subsidiary relationship. In exchange for all of the issued and outstanding shares of IPL, the shareholders of IPL received 1,200,000 shares of our common stock, which represented approximately 15% of our outstanding common stock following the Acquisition. See Note 4 for additional information.

In consequence of entering into the Exchange Agreement, we have determined to pursue the business plan of IPL. We are now in the business of developing, for international release, feature theatrical films to be financed and distributed domestically by Chinese production companies. Our website is located at www.superiorventurecorp.com.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended January 31, 2013, the Company has had no operations and as of January 31, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

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

Basis of Presentation

The Consolidated Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The Consolidated Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 2 regarding the assumption that the Company is a “going concern”).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of: Ilustrato Pictures Ltd. and Ilustrato Pictures Limited.  All material intercompany accounts and transactions are eliminated in consolidation. The year end for the Company and its subsidiaries is April 30.

Cash and cash equivalents

For the purpose of the consolidated financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $8,059 and $10,657 at January 31, 2013 and April 30, 2012, respectively.

Revenue recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Income taxes

We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between financial statement carrying amounts of assets and liabilities and their income tax bases. The measurement of deferred tax assets and liabilities is based on enacted tax rates that are expected to apply to taxable income in the year when settlement or recovery of those temporary differences is expected to occur. We recognize the effect on deferred tax assets and liabilities of any change in income tax rates in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill during the three months ended December 31, 2012.

4. SHARE EXCHANGE AGREEMENT

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

In addition, pursuant to the terms and conditions of the Exchange Agreement:

The shareholders of all of the capital stock of IPL issued and outstanding immediately prior to the closing of the Acquisition, exchanged their shares into 1,200,000 shares of our common stock. As a result, the shareholders of IPL received 1,200,000 newly issued shares of our common stock.

Our board of directors was reconstituted to consist of Brian Hammond and Harry Sutherland who, prior to the Acquisition, were directors of IPL.

Immediately following the exchange of the above shares, Brian Hammond, our President, CEO and Director, agreed to cancel 3,500,000 shares of his common stock in exchange for a one year unsecured 10% promissory note for $20,000.00 (the “Cancellation”) to reduce shares issued and outstanding.

As a result, immediately following the Acquisition and the Cancellation, there were 7,857,000 shares of our common stock issued and outstanding.

5. EQUITY

The Company's Board of Directors has authorized 5,000,000 million shares of preferred stock with a par value of $0.001 to be issued in series with terms and conditions to be determined by the Board of Directors.

Effective March 15, 2012, the Company’s Board of Directors has increased the number of authorized shares of common stock to 545,000,000 million with a par value of $0.001.

On September 11, 2012, the Company affected a 35 to 1 stock split, all share numbers in the Form 10Q have been adjusted to reflect the split.

Effective March 11, 2013 the Company affected a 50 to 1 reverse stock split, all share numbers in the Form 10Q have been adjusted to reflect the split (Note 8).

6. NOTES PAYABLE - SHAREHOLDERS

	2013	2012

Notes Payable - Shareholders	$539,658	$—

$20,000 of the amounts due to shareholders is secured by a promissory note bearing interest of 10% and is due on or before November 1, 2013.

The remainder of notes payable – shareholders are secured by promissory notes bearing interest of 10% and are due on demand.

7. RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of notes payable with no repayment terms or stated interest rate. Amounts totaled $284,389 and $0 at January 31, 2013 and 2012, respectively.

8. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the following events have occurred requiring adjustment or disclosure.

Effective March 11, 2013 the Company effected 1 for 50 reverse split of all outstanding shares of the Company's common stock by filing a Certificate of Change with the Nevada Secretary of State. Each issued and outstanding share of common stock would automatically be changed into a fraction of a share of common stock in accordance with the ratio of 1 for 50. The par value of the common stock would remain unchanged at $0.001 per share, and the number of authorized shares of common stock would remain unchanged as well. Any fractional shares resulting from the Reverse Split will be rounded up to the nearest whole number. All share numbers in the Form 10Q have been adjusted to reflect the split retroactively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

In consequence of the above transactions, we now operate primarily out of Hong Kong and are in the business of developing feature theatrical films to be financed and distributed domestically by Chinese production companies, and for international release. Our website is located at www.superiorventurecorp.com.

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

We also signed an agreement with Wuxi Studios to co-develop a USD $15 million motion picture for both the domestic Chinese market, and the oversea international market. The film Deep Sea Apocalypse is the first in a series of two films that the companies plan to produce together. This film is also subject to financing.

Results of Operations for the Three and Nine Months Ended January 31, 2013 and 2012

We are a development stage company and have not earned any revenues since our inception. There is no assurance that we will be able to accomplish our business plan to earn revenues in China and from worldwide film sales through entertainment mediums such as the movie theatre box-office, DVDs and pay-per-view television channels.

We incurred $172,737 in operating expenses for the three months ended January 31, 2013, compared with $10,924 for the three months ended January 31, 2012. We incurred $182,891 in operating expenses for the nine months ended January 31, 2013, compared with $25,631 for the nine months ended January 31, 2012. We incurred $230,837 for the period from April 27, 2010 2010 (Date of Inception) until January 31, 2013.

Our operating expenses for the three and nine months ended January 31, 2012 have consisted mostly of consulting expenses, professional fees and miscellaneous expenses in connection with our reporting obligations with the Securities and Exchange Commission. In contrast, our operating expenses for the three and nine months ended January 31, 2013 consisted of advertising and promotion, professional fees, management fees, and travel expenses associated with running film business. We expect that our operating expenses will increase as we are able to locate funds and pursue our business objectives.

We incurred a net loss of $177,186 for the three months ended January 31, 2013, as compared with $10,924 for the three months ended January 31, 2012. We incurred a net loss of $187,340 for the nine months ended January 31, 2013, as compared with $25,631 for the nine months ended January 31, 2012. We incurred a net loss of $235,286 for the period from April 27, 2010 (Date of Inception) until January 31, 2013. Our increase in net loss for the three and nine months ended January 31, 2013 as compared with the prior year periods is attributable to our increased operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of January 31, 2013, we had total current assets of $24,571, consisting of $8,060 in cash, $4,023 in sales tax recoverable, and $12,488 in prepaid expenses. Our total current liabilities as of January 31, 2013 were $1,117,748. Thus, we have a working capital deficit of $1,093,177 as of January 31, 2013.

Net cash provided by operating activities for the nine months ended January 31, 2013 was $86,737. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to fully implement our business plan. There is no guarantee that we will be able to locate funds when we need them or that funds will be available on terms that are acceptable to us.

Net cash used in investing activities for the nine months ended January 31, 2013 was $897,991, which was entirely the result of the intangible assets we obtained in our acquisition of Ilustrato Pictures Ltd. on November 9, 2012.

Net cash provided by financing activities for the nine months ended January 31, 2013 was $809,047, and consisted of shareholder advances of $519,658, related party advances of $284,389, and proceeds from the issuance of stock of $382,693, less contributed capital of $377,693.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Going Concern

For the three and nine months ended January 31, 2013, we had no operations and as of January 31, 2013, we have not emerged from the development stage. In view of these matters, our ability to continue as a going concern is dependent upon our ability to begin operations and to achieve a level of profitability. We intend on financing our future development activities and our working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2013, our disclosure controls and procedures were not effective: inadequate segregation of duties and ineffective risk assessment; insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; management is dominated by a single individual/small group without adequate compensating controls; and,
  Failure by management or those charged with governance to correct previously communicated deficiencies or conclude that they will not be corrected.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending April 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ilustrato Pictures International Inc. (formerly Superior Ventures Corp)

Date:	April 15, 2013

By: /s/ Brian Hammond Brian Hammond Title: Chief Executive Officer, Chief Financial Officer and Director

