Form 10-K
period 2022-12-31
Ilustrato Pictures International Inc.
filed 2023-04-10
CIK 1496383

x`x[1]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number:   000-56487

ILUSTRATO PICTURES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2450645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 Broadway, Suite 934

New York, NY 10004

(Address of principal executive offices) (Zip Code)

917-522-3202

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $116,980,824

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,379,080,699 shares as of April 5, 2023

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms the “Company,” “Registrant,” “we,” “us,” “our,” “Ilustrato Pictures,” or “ILUS” refer to Ilustrato Pictures International, Inc., a Nevada corporation.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that relate to future events and expectations and, as such, constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than purely historical information, including estimates, projections, statements relating to our strategies, outlook, business and financial prospects, business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements are not guarantees of future performance. Although we believe that the expectations reflected in any forward-looking statements are based on reasonable assumptions, these expectations may not be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties, and changes in circumstances, many of which are beyond our control.

For a discussion of some of the specific factors that could cause actual results to differ materially from the information contained in this report, see the following sections of this report: Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Market projections are subject to the risks discussed in this report and other risks in the market. We disclaim any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

PART I

ITEM 1.	BUSINESS

Business Overview

ILUS is a Nevada corporation operating out of New York, London, and Dubai, focused on adding shareholder value through innovation and growth. The company has acquired and incorporated businesses in the global public safety and technology, engineering, and manufacturing industries. Historically, the company has evolved out of the public safety sector mainly through the development and manufacture of Emergency Services products, including Emergency Response vehicles, Special Vehicle conversions, Commercial EVs, and IoT Technology. ILUS also intends to acquire complimentary companies, which have disruptive technology and strong management and potential for rapid growth that may benefit from cross pollination of territories, products, and skills offered by our other group companies.

ILUS functions as a holding company, which operates through its subsidiaries within the public safety, technology, engineering, and manufacturing sectors. Our principal operating subsidiaries and their respective businesses are discussed in detail below. ILUS wholly owns or has a controlling stake in each of its subsidiaries which conduct their business operations with relative autonomy and are evaluated on their individual performance based upon the type of products and services they offer. Our strategy is to acquire manufacturing capability, routes to market and technology advancements in well-defined geographic, demographic and/or product niches within the business sectors that ILUS is focused on.

Organizational Structure

The below graphic shows our organizational structure, with ILUS as the “Parent” company and operations primarily carried out through the operating subsidiaries. The subsidiaries are identified in the figure below and are placed in three distinct divisions within their own existing or planned public companies, designed as Special Purpose Vehicles (SPV’s) formed to fulfil each division’s specific business purpose and activity. A fourth defense division has been incorporated is planned in line with potential future acquisitions that are contemplated for in this division, as well as acquisitions contemplated for other divisions. We intend to disclose these acquisitions, as they happen, in our ongoing reports with the Securities and Exchange Commission. The divisions are listed below followed by the graphic:

1.	Emergency Response

2.	Industrial & Manufacturing

3.	Mining & Renewable Energy

4.	Defense

•	ILUS was incorporated in Nevada on April 27, 2010. ILUS functions as a Mergers and Acquisitions company, which concentrates on providing strategic management oversight that includes financial, administration, marketing, and human resources support to its operating companies. Therefore, in terms of revenue generation, ILUS itself relies on fees, dividends, and other distributions from its acquired operating companies as the principal source of cash flow to meet its obligations. Additional information regarding the cash flow and liquidity needs of the Parent can be found in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	FB Fire Technologies Ltd. (Firebug Group – UK) was incorporated on December 8, 2014. ILUS acquired 100% of this company on June 10, 2020, under a signed Share Purchase Agreement. This company is engaged in the business of manufacturing firefighting equipment and firefighting vehicles for global customers.

•	Firebug Mechanical Equipment LLC (Firebug Group – U.A.E.) was incorporated on May 8, 2017. ILUS acquired 100% of this company on January 26, 2021, under a signed Share Purchase Agreement. This company is engaged in the business of research and development of firefighting technologies as well as the manufacturing firefighting equipment and firefighting vehicles for its customers in the Middle East, Asia, and Africa.

•	Georgia Fire & Rescue Supply LLC (Georgia Fire) was incorporated on the January 21, 2003. ILUS acquired 100% of this company on March 31, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution and servicing/maintenance of Firefighting, Rescue and Emergency Medical Services equipment.

•	Bright Concept Detection and Protection System LLC (BCD Fire) was incorporated on March 18, 2014. ILUS acquired 100% of this company on April 13, 2021, in connection a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution, installation and maintenance of Fire Protection and Security systems.

•	Bull Head Products Inc. was incorporated on June 8, 2007. ILUS acquired 100% of this company on January 1, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of manufacturing of aluminum truck beds and brush truck skid units for firefighting purposes including wildland firefighting.

•	The Vehicle Converters (TVC) was incorporated in 2006. ILUS owns 100% of the company. Ownership was transferred to ILUS after ILUS acquired the brand name, intellectual property, and employees of the company on March 25, 2022. Following ongoing due diligence which determined that the company was in a difficult financial position due to the Covid-19 pandemic, ILUS agreed to take ownership of the company from previous management in order to restructure and rebuild it so that it would cooperate with Firebug Mechanical Equipment LLC out of Dubai, United Arab Emirates. This company is engaged in the business of specialist vehicle conversions and as planned, collaborates closely with Firebug Mechanical Equipment LLC to deliver converted vehicles to their customers.

•	Emergency Response Technologies, Inc. This company was incorporated by ILUS on February 22, 2022, as the company’s Emergency Response Subsidiary. This company is engaged in the business of public safety and emergency response focused mergers and acquisitions.

•	E-Raptor. This company was incorporated by ILUS as the company’s Commercial Electric Utility Vehicle manufacturer on February 22, 2022. This company is engaged in the business of manufacturing electric utility vehicles for the emergency response, agricultural, industrial, hospitality and transport sectors.

•	Replay Solutions was incorporated by ILUS on March 1, 2022. The company is engaged in the business of recovering precious metals from electronic waste, known as urban mining.

•	Quality Industrial Corp. was originally incorporated on May 4, 1998. Quality industrial is quoted on the OTC Markets under the symbol “QIND.” ILUS acquired 77% of this company on May 28, 2022, under a signed Share Purchase Agreement. This company is engaged in the industrial, oil & gas, and manufacturing sectors. Quality Industrial Corp. is a public company which trades on the OTC Market under the ticker QIND and is designed as a Special Purpose Vehicle for our industrial and manufacturing division as well as for our operating company Quality International Co Ltd FCZ and other future acquisitions.

•	AL Shola Al Modea Safety and Security LLC is a fire safety company registered in the United Arab Emirates. The company has signed a Share Purchase Agreement to acquire 51% control of AL Shola Al Modea Safety and Security LLC (ASSS) on December 13, 2022.
•	Quality International Co Ltd FCZ is a United Arab Emirates registered process manufacturing and engineering company. It manufactures custom solutions for the oil and gas, power/energy, water, desalination, wastewater, offshore and public safety industries. Quality Industrial Corp. signed the definitive Share Purchase Agreement on January 18, 2023, to acquire a 52% interest in Quality International Co Ltd FCZ.
•	Petro Line FZ LLC is a United Arab Emirates registered a company that operates an oil refinery providing oil refining services. Quality Industrial Corp. signed the definitive Share Purchase Agreement on January 27, 2023, to acquire a 51% interest in Petro Line FZ-LLC.

Our Offices

Our offices are located at the following locations:

1.	26 Broadway, Suite 934, New York, NY 10004

2.	Al Marsa Street 66, 11th Floor, Office 1105, Dubai Marina P.O. Box 32923, Dubai

3.	Matrix@Dinnington. Nobel Way, Sheffield S25 3QB, United Kingdom

Our primary office telephone number is +1 917-522-3202. Our website address is https://ilus-group.com and our email address is ir@ilus-group.com. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into this Annual Report.

Intellectual Property

The following overview concerns the intellectual property matters of our company and its subsidiaries. Specific detail as to each subsidiary, if applicable, is contained in the section titled “Our Operating Subsidiaries” below.

Patents and other proprietary rights are important to our business and can provide us with a competitive advantage. We also rely on trade secrets, design and manufacturing know-how, continuing technological innovations, and licensing opportunities to maintain and improve our competitive position. While the Company uses reasonable efforts to protect its trade and business secrets, the Company cannot assure that its employees, consultants, contractors, or advisors will not, unintentionally, or willfully, disclose the Company's trade secrets to competitors or other third parties. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, the Company's competitors may independently develop equivalent knowledge, methods, and know-how. We periodically review third-party proprietary rights, including patents and patent applications, in an effort to avoid infringement on third-party proprietary rights and protect our own, identify licensing or partnership opportunities and monitor the intellectual property claims of others. Any infringement of the Company's proprietary rights could result in significant litigation costs, and any failure to adequately protect could result in the Company's competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue.

Existing patent, copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Therefore, the Company may not be able to protect the Company's proprietary rights against unauthorized third-party use. Enforcing a claim that a third party illegally obtained and is using the Company's trade secrets could be expensive and time consuming, and the outcome of such a claim is unpredictable. Litigation may be necessary in the future to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could materially adversely affect the Company's future operating results.

We own a portfolio of intellectual property in our group, including 3 patents in the operating company, FB Fire Technologies Ltd. (FireBug Group), as well as confidential technical information and technological expertise in the manufacturing of firefighting technology.

While we consider our patents to be valued assets, we do not believe that our competitive position is dependent primarily on our patents or that our operations are dependent upon any single patent to manufacture our products. We nevertheless face intellectual property-related risks. For more information on these risks, see “Item 1A. Risk Factors.”

The Company owns the trademark ILUS.

Competition

The following overview covers the competition we encounter within markets we operate in and those we intend to expand into. Specific detail as to each subsidiary, if applicable, is contained in the section titled “Our Operating Subsidiaries” below.

The Public Safety Technology, Engineering, Industrial, Manufacturing, Mining and Renewable Energy sectors are highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete within their respective industry. While we do face intense competition in some divisions of our business from companies that have been established long before ours and have a strong global reach, we have also developed our own disruptive technology for which there is no known direct competition within that particular sector. We strive to advance our Technology, Engineering & Manufacturing capabilities in each sector ahead of our competitors to gain market share. Our ability to continue to compete effectively also depends upon our ability to attract the required skills, as well as to retain and motivate our existing employees and to compensate employees competitively. We believe that we have competitive strengths that position us favorably in our lines of business. However, our industry is dominated by long-standing companies, and we are continuously strategizing to increase our market share. These long-standing companies are often larger and have more resources to their disposable to retain market share. We believe that, in many of the sectors where we operate, the technology offered by our competitors is outdated and we have a competitive advantage through the innovative technology we offer.

A list of competitors for our operating companies can be found in the table below:

Type	Competitor Name	HQ Location	Date Founded	Website	Public/Private
Manufacturer	Oshkosh Corp - Pierce Manufacturing	WI, USA	1917	https://www.oshkoshcorp.com/	Public
Manufacturer	REV Fire Group - Ferrara, KME, Spartan, E-ONE, Smeal	WI, USA	2010	https://revgroup.com/	Public
Manufacturer	IDEX Corporation	IL, USA	1988	https://www.idexcorp.com/	Public
Manufacturer	Rosenbauer	Leonding, Austria	1866	https://www.rosenbauer.com/en/uae/rosenbauer-world	Public
Manufacturer	Task Force Tips	IN, USA	1971	Task Force Tips - Task Force Tips Home Page (tft.com)	Private
Manufacturer	Akron Brass	OH, USA	1918	https://www.akronbrass.com/	Public
Manufacturer	Elkhart Brass	IN, USA	1902	https://www.elkhartbrass.com/	Private
Manufacturer	Delta Fire	Norwich, USA	1980	https://www.deltafire.co.uk/	Private
Manufacturer	Ziegler	Brussels, Belgium	1908	https://www.zieglergroup.com/	Private
Manufacturer	Iveco Magirus	Baden-Württemberg Germany	1864	https://www.iveco.com/corporate-en/company/pages/magirus.aspx	Private
Supplier/Distributor	WS Darley	IL, USA	1908	https://www.darley.com/	Private
Supplier/Distributor	United Fire	AZ, USA	1968	https://www.unitedfire.net/	Private
Supplier/Distributor	Safe Fleet	MO, USA	2013	https://www.safefleet.net/	Private
Manufacturer	United Safety & Survivability Corp	PA, USA	1984	https://unitedsafetycorporation.com/	Private
Supplier/Distributor	MES Fire	TX, USA	2001	https://www.mesfire.com	Private
Manufacturer	Marioff	Vantaa, Finland	1991	http://www.marioff.com/en/	Private
Manufacturer	Ansul	WI, USA	1915	www.ansul.com	Private
Manufacturer & Supplier	Waterous	MN, USA	1844	https://www.waterousco.com/	Private
Manufacturer	Flaim	Melbourne, Australia	2017	https://flaimsystems.com/	Private
Supplier/Distributor	Western States Fire Protection	CO, USA	1985	https://www.wsfp.com/	Private
Manufacturer	Kidde Fire Systems	MA, USA	1917	https://www.kidde-fenwal.com/	Private
Manufacturer	Cascade Fire Equipment	OR, USA	1985	https://cascadefire.com/	Private
Manufacturer	Draeger	Lubeck, Germany	1889	https://www.draeger.com	Private
Manufacturer	IFS Solutions	TX, USA	1979	https://ifsolutions.com	Private
Manufacturer	Harris Pye	Glamorgan, UK	1978	https://www.harrispye.com	Private
Manufacturer	Aarya Engineering	Sharjah, UAE	2005	http://www.aaryaengg.com	Private

Below is a list of competitors and ILUS competitive advantages:

Category	Competitor Name	Competitor of	ERT Advantages
Firefighting Vehicles	Oshkosh Corp - Pierce Manufacturing	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Firefighting Vehicles	REV Fire Group - Ferrara, KME, Spartan, E-ONE, Smeal	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Firefighting Equipment	IDEX Corporation	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Firefighting Vehicles	Rosenbauer	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Firefighting Equipment	Task Force Tips	FireBug	patented water mist technology in firefighting equipment
Firefighting Equipment	Akron Brass	FireBug	patented water mist technology in firefighting equipment
Firefighting Equipment	Elkhart Brass	FireBug	patented water mist technology in firefighting equipment
Firefighting Equipment	Delta Fire	FireBug	patented water mist technology in firefighting equipment
Firefighting Vehicles	Ziegler	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Firefighting Vehicles	Iveco Magirus	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Firefighting Equipment	WS Darley	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Fire Safety	United Fire	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Fire Safety	Safe Fleet	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Fire Safety	United Safety & Survivability Corp	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Fire Safety	MES Fire	Georgia Fire & Rescue Supply	exclusive distributors of world's largest brands and patented technology supported by an experienced team of firefighters, renowned service and reputation
Fire Protection	Marioff	FireBug	patented water mist nozzle technology for more effective and effective fixed fire suppression systems
Fire Protection	Ansul	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Fire Protection	Western States Fire Protection	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Fire Protection	Kidde Fire Systems	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Process Equipment	IFS Solutions	Quality International	extensive list of global multinationals as references and 1750 employees operating from over 10m square feet of manufacturing facilities & two port facilities - no outsourcing needed therefore competitive for complete turnkey projects
Process Equipment	Harris Pye	Quality International	extensive list of global multinationals as references and 1750 employees operating from over 10m square feet of manufacturing facilities & two port facilities - no outsourcing needed therefore competitive for complete turnkey projects
Process Equipment	Aarya Engineering	Quality International	extensive list of global multinationals as references and 1750 employees operating from over 10m square feet of manufacturing facilities & two port facilities - no outsourcing needed therefore competitive for complete turnkey projects

Government Regulations

The following overview concerns government regulations that affect our company and its subsidiaries. Specific detail as to each subsidiary, if applicable, is contained in the section titled “Our Operating Subsidiaries” below.

In certain markets, some of our products require government approvals and some of our companies require specific operating licenses. Our operating companies remain compliant with the required licenses and approvals in order to operate within their respective markets and/or geographic territories. Approvals may also be required for the award of government contracts, and these are provided accordingly as required.

Environmental, Health and Safety Laws and Regulations

Our ongoing global operations are subject to a wide range of federal, state, local and foreign environmental, health and safety laws and regulations. These laws and regulations relate to the generation, storage, handling, use, release, disposal and transportation of hazardous materials and wastes, environmental cleanup, the health and safety of our employees and the fuel economy and emissions of the vehicles we manufacture. Compliance with these laws, regulations, permits, and approvals is a significant factor in our business. Certain of our operations require permits or other approvals from governmental authorities, and certain of these permits and approvals are subject to expiration, denial, revocation, or modification under various circumstances. We have expended resources, both financial and managerial, to comply with required regulations and we maintain procedures designed to foster and ensure compliance. We are committed to protecting our employees and the environment against any manufacturing related risks. In addition, we may be responsible under environmental laws and regulations for the investigation, remediation, and monitoring, as well as associated costs, expenses and third-party damages, including tort liability and natural resource damages, relating to past or present releases of hazardous substances on or from our properties or the properties of our predecessor companies, or third-party sites to which we or our predecessor companies have sent hazardous waste for disposal or treatment. Liability under these laws may be imposed without regard to fault and may be joint and several.

However, our failure to comply with applicable environmental, health and safety laws and regulations or permit or approval requirements could result in substantial liabilities or civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions, as well as business disruptions, which could have a material adverse effect on our business, financial condition and operating results.

Employees

As of December 31, 2022, Ilustrato Pictures International Inc. had approximately 5 employees in the Parent company and there were approximately 1800 that are employees of the subsidiaries. The Parent employees and those employed by their respective subsidiary, are not currently represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Our Operating Subsidiaries

ILUS provides strategic management oversight as well as financial, administration, marketing, and human resources support to the operating companies within its subsidiaries. Therefore, in terms of revenue generation ILUS itself relies on fees, dividends, and other distributions from its acquired operating companies as the principal source of cash flow to meet its obligations. Additional information regarding the cash flow and liquidity needs of the Parent can be found in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ILUS currently has three distinct subsidiaries (also known as divisions). The company is also planning a fourth subsidiary focused on the Defense sector. The respective operating companies within each subsidiary are listed below:

1.	Emergency & Response subsidiary (under ERT):

a.	Firebug Group

b.	The Vehicle Converters LLC

c.	Bright Concept and protection System LLC

d.	Bull Head Products Inc.

e.	Georgia Fire & Rescue Supply LLC

f.	AL Shola Al Modea Safety and Security LLC.

2.	Process & Manufacturing subsidiary (under ERT) - (Special Purpose Vehicle - QIND):

a.	Quality International Co Ltd FCZ

b.	Petro Line FZ LLC

3.	Mining & Renewable Energy subsidiary:

a.	Replay Solutions

4.	Defense subsidiary:

a.	Hyperion Defence Solutions

Emergency Response Technologies Inc.

ILUS is primarily focused on the emergency response sector through its wholly owned subsidiary, Emergency Response Technologies Inc. (“ERT”). Under this subsidiary, ILUS aims to provide technology that protects communities, front line personnel and assets by acquiring technology and solutions for the emergency response sector. This sector includes Fire and Rescue Services, Law Enforcement, Emergency Medical Services and Emergency Management.

Firebug Group

FireBug is a firefighting equipment and vehicle manufacturer which specializes in disruptive water mist technology and rapid response vehicles. FireBug’s equipment is designed to offer increased fire fighter safety with reduced water consumption. This technology enables smaller, more cost-effective vehicles for rapid fire and emergency response. The company was formed in the UK and currently operates from the following two locations:

•	Matrix@Dinnington Business Centre, Nobel Way Dinnington, Sheffield S25 3QB, United Kingdom

•	Warehouse G04, 79th Street, DIRC Warehouse Complex, DIP 2, Dubai, United Arab Emirates

On May 10, 2020, FB Technologies Global, Inc., wholly owned by Nicolas Link, acquired shares of ILUS stock, consisting of 10,000,000 Pref A Shares, 60,741,000 Pref D shares and 360,000,000 common shares, from the prior CEO, Larson Elmore, for an aggregate purchase price of $140,000.

On June 10, 2020, the Company entered into a definitive agreement with FB Fire Technologies Ltd. for the conversion of debt. The shareholders were issued 3,172,175 shares of Class E Preferred Stock. BrohF Holdings Ltd. was issued 672,175 shares and Artem Belov was issued 2,500,000 shares of Preferred Class E stock. A final tranche of shares for debt conversion will be issued conditional upon the audited financials for 2022.

On 26 January 2021, ILUS (The “Buyer”) acquired 100% of the shares in Firebug Mechanical Equipment L.L.C. and 100% of the shares in FB Fire Technologies Ltd. Both companies were contributed to ILUS without consideration.

The FireBug range of products consists of the following:

1.	MistNozzle handheld firefighting nozzles

The MistNozzle handheld firefighting nozzles is a specialist firefighting nozzle/branch, which produces a fine water mist enabling it to extinguish multiple classes of fires without the use of chemical agents. The product is designed to increase efficiency, utilize less water, and increase fire fighter safety. The MistNozzle range is designed, developed, and manufactured in the UK. It uses proven micron technology from the fire fixed suppression system industry. The MistNozzle uses science in order to provide superior fire cooling and extinguishing. Its low-pressure water mist technology makes it more efficient than comparative firefighting nozzles. The MistNozzle has one-click switch-function technology, allowing the user to easily transition between Jet Mode and Water Mist Mode, minimizing room for error and ensuring safe mode selection. The plug-and-play functionality of the MistNozzle works with most existing hose types on most existing fire trucks. The nozzle has been specifically designed for ease of use with minimal training required for safe and effective use. With water being a valuable resource the world over, the MistNozzle deliberately uses less water during operation. The water mist produced by the MistNozzle absorbs 2257kj of energy per liter verses conventional technology which absorbs 335kj per liter. The MistNozzle also combats the effects of smoke within the fire environment, providing effective and in some cases, lifesaving smoke scrubbing capability.

2.	Mongoose external firefighting lance

FireBug’s Mongoose is a handheld firefighting nozzle with an extension lance that allows it to be inserted from the exterior of a structure into an area such as a room (compartment) in order to cool the area and suppress the fire. The Mongoose system is comprised of the water mist attack nozzle and a battery-operated hole cutting drill. Either the drill or the firefighters compartment entry tools are used to breach the structure and create the necessary hole through which the Mongoose is inserted. This method provides safer access to the compartment. The Mongoose has been designed to ensure the correct kinetic energy will overcome the pressures created by the fire. Water mist droplets are transformed into steam by the heat which consumes energy, removes oxygen, and consequently cools the gases and inhibits re-ignition. The Mongoose can deliver 40–50-micron water mist droplets covering a large surface area into a compartment which rapidly cools the area, scrubs the smoke, and suppresses the fire. The Mongoose is completely unique in that it can operate on an existing fire truck on existing hose lines, without requiring a separate pump and hose reel.

3.	MistMax and Maverick firefighting pumps

FireBug’s MistMax is a portable low-pressure water mist & fire suppression skid. The self-contained skid unit is designed to fit in a standard pick-up truck or on a UTV such as the E-Raptor electric UTV. The MistMax is an easy-to-use, lightweight, and reliable solution which can be used by both non-technical operators and experienced firefighters. The MistMax uses Firebug’s proprietary technology including customized eductor mixer, a specialized pulsating diaphragm pump, front winding geared hose reel, easy to use control panel, custom engineered baffled water tank and the Mini MistNozzle which features Firebug’s water stream colliding and atomizing technology.

FireBug’s Maverick is a self-priming, high-water volume, light portable pump which is designed as multi-purpose firefighting skid unit that can be portable or permanently fixed in a firefighting vehicle. It has the capability to operate a hose reel or lay flat hose connected to a water supply tank or it can lift water from an open water source or obtain it from a pressure fed supply such as a floating pump.

4.	Floating Pumps

Firebug offers a range of floating pumps which are designed for pumping water from streams, lakes, hard-to-reach sources of water, or flooded areas. The range of floating pumps offer practical features and easy-to-use operation. Features include high impact resistance, compact size and light weight, powerful Honda or Briggs & Stratton engines, bronze impellers for marine use where required, specialized strainers and optional external fuel tanks.

5.	Firefighting BacPac.

Firebug’s BacPac has been designed to provide rapid response firefighting capabilities using either water, foam or additive. The BacPac system contains a sophisticated internal mechanical rotor, which is used in the generation of WaterMist or foam (RAFS foam). The spindle and impellor rotate at high speeds mixing the foam that allows optimum extinguishing. The device increases the range of the discharge by at least 200% and is 6 times more efficient than any other known foam system, including CAFS.

6.	E-Raptor Commercial Electric Utility Vehicle

Manufactured by FireBug, the E-Raptor range consists of commercial electric utility vehicles for several rugged applications. The E-Raptor 6x6 is the world’s only 6-wheel electric utility vehicle. With 80km range on a single charge, the E-Raptor is fit for most industrial, agricultural, and rapid emergency response applications. The E-Raptor can carry a maximum load weight of 3500 Lbs. The E-Raptor range is manufactured by FireBug as it complements its rapid response firefighting vehicle solutions for confined and congested spaces.

7.	Rapid Intervention Vehicles

FireBug’s rapid intervention vehicle solutions range from small electric utility vehicles with bespoke firefighting systems to pick-up trucks with firefighting and rescue systems, right up to customized firefighting appliances. FireBug specializes in providing bespoke vehicle solutions for rapid emergency response in congested areas, industrial facilities, shopping malls, marinas, airports, resorts, and communities which require their own firefighting or rescue vehicle capability.

8.	Lightweight Co-Polymer Vehicle Bodies and Water Tanks

FireBug manufactures high quality, lightweight co-polymer vehicle bodies and tanks primarily for the emergency response sector. Depending on customer requirements, FireBug provides only the tank or vehicle superstructure or the fully equipped complete vehicle. Utilizing the latest in plastic cutting and welding technology, FireBug produces its plastic vehicle bodies and tanks from a highly durable and recyclable plastic material which has a 25-year guarantee.

Intellectual Property

FireBug’s patents are listed below:

Category	Short title	Long Title	Reference
Patent	BacPac	Apparatus and method for fighting fires	GB2520561
Patent	Spinning Regulating Unit	Fluid mixer device and method	GB2548074
Patent	Mongoose	Fire-fighting apparatus and method of firefighting	GB2568684

No patents have been licensed from third parties.

Competition

Below is some of FireBug’s competitors and competitive advantages:

Competitor Name	Competitor of	FireBug Advantages
Oshkosh Corp - Pierce Manufacturing	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
REV Fire Group - Ferrara, KME, Spartan, E-ONE, Smeal	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
IDEX Corporation	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Rosenbauer	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Task Force Tips	FireBug	patented water mist technology in firefighting equipment
Akron Brass	FireBug	patented water mist technology in firefighting equipment
Elkhart Brass	FireBug	patented water mist technology in firefighting equipment
Delta Fire	FireBug	patented water mist technology in firefighting equipment
Ziegler	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Iveco Magirus	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
WS Darley	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
United Fire	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Safe Fleet	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
United Safety & Survivability Corp	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Marioff	FireBug	patented water mist nozzle technology for more effective and effective fixed fire suppression systems
Ansul	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Western States Fire Protection	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Kidde Fire Systems	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems

Employees

As of December 31, 2022, we had approximately 21 employees in Firebug Group. The employees are not currently represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

The Vehicle Converters LLC

The Vehicle Converters (TVC) is a specialist vehicle converter which is operates from Warehouse G04, 79th Street, DIRC Warehouse Complex, DIP 2, Dubai, United Arab Emirates.

On 25 March 2021 ILUS (The “Buyer”) acquired 100% of the brand name and all other rights, title, and interest in The Vehicle Converters a company beneficially owned by Danny Kourosh (The “Seller”) for the sum of $20,500 (Twenty Thousand Five Hundred) in consideration.

The Vehicle Converters have operated for more than 15 years fabricating and converting specialized vehicles for specialist applications such as mobile clinics, ambulances, military transportation, oil, and gas, camping vehicles and mobile food trucks. The company focuses on sales in the Middle East and North African markets.

The Vehicle Converters completes various types of vehicle conversions as per customer requirements. Some examples can be found below:

Competition

A list of TVC’s competitors is provided below:

•	Bespoke Trailers

•	BOTT Vehicle Conversions

•	DAW Automobile Assembly FZCO

•	Transtech

Employees

As of December 31, 2022, we have 1 employee in Vehicle Converters. The employee is currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employee is good. Employees from Firebug Mechanical Equipment L.L.C., which operates from the same manufacturing facility in Dubai, United Arab Emirates, are used for vehicle conversions by The Vehicle Converters.

Bright Concept Detection and Protection System LLC

Bright Concept Detection and Protection System LLC (BCD Fire) designs, installs, commissions, maintains and distributes fire protection, fire detection, evacuation, access control and security systems across the Middle East region. The company is located at Warehouse G04, 79th Street, DIRC Warehouse Complex, DIP 2, Dubai, United Arab Emirates.

On 13 April 2021, ILUS (The “Buyer”) acquired 100% of the assets, liabilities and shares of Bright Concepts Detection & Protection Systems LLC, a company beneficially owned by Narinder Chadha & Partners (The “Seller”). As consideration, the buyer paid the seller 250,000 AED (Two hundred and fifty thousand) immediately on signing of the Sales Purchase agreement and agreed to pay the seller 10,000 AED (Ten thousand) monthly for 24 months starting from May 2021. The Buyer also issued the seller 1,000,000 (1 million) restricted shares in the public company llustrato Pictures International Inc. (Symbol: ILUS).

BCD Fire delivers turnkey projects which incorporate specification, design, installation, support, and maintenance at sites such as hotels, shopping malls, residential and commercial buildings as well as industrial facilities.

Competition

A list of BCD Fire’s competitors is provided below:

•	MAF Fire Safety & Security LLC

•	Blue Flame Fire Fighting LLC

•	Safety Line LLC

•	BTFS Fire Protection

Employees

As of December 31, 2022, BCD Fire had approximately 24 employees. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Bull Head Products Inc.

Bull Head Products Inc. is a specialist aluminum truck bed manufacturer and vehicle converter located at 387 Thorngrove Pike, Kodak Tennessee, 37764, USA.

On January 1, 2022, ILUS (The “Buyer”) acquired 100% of the 1000 (one thousand) shares of Bull Head Products Inc., a company beneficially owned by George Joe Chudina and Dorothy Lee Chudina (The “Sellers”). As consideration, the Buyer agreed to pay the Sellers an aggregate cash purchase price of $500,000 (Five Hundred Thousand) on the condition that certain agreed Targets and Key Performance indices are met. The Buyer paid a fixed sum of $300,000 (Three Hundred Thousand) upon closing and the remaining $200,000 (Two Hundred Thousand) will be paid by the Buyer over a one-year period after closing to the extent the business operations of Bull Head Products Inc. meet mutually agreeable performance thresholds referenced in Exhibit B in the SPA filed with this Form 10-K and in the schedule below. The Buyer also issued the Sellers 6,750 (Six Thousand Seven Hundred and Fifty) restricted Class F Preferred Shares in Buyer.

To Qualify for the 2nd Payment of $ 100,000, minimum turnover of $320,000 (Excluding all taxes) must be achieved for the period from January 1, 2022, to June 30, 2022, or as per the following table. To Qualify for the 3rd Payment of $ 100,000, minimum turnover of $320,000 (Excluding all taxes) must be achieved for the period from 1 July, 2022, to December 31, 2022, or as per the following table:

Turnover Target	Percentage of Target	Aggregate Payment
$320,000	Greater than 100%	$100,000
$320,000	90-99	$90,000
$320,000	80-89	$80,000
$320,000	70-79	$70,000
$320,000	60-69	$60,000
$320,000	50-59	$50,000
$320,000	less than 50%	$0

Bull Head Products designs, manufactures and installs its aluminum truck beds and vehicle conversions for customers across the United States. Its customers come from several sectors, including wildland fire fighting. The company's products are built with 100% aluminum for optimal performance and reliability.

Bull Head Products operates from its Kodak, Tennessee facility, with many truck beds and conversions being completed and installed in the facility and many being shipped to dealers and distributors for installation.

During the past 18 months, Bull Head Products faced some supply chain issues as a direct result of the disruption in supply chains across the world due to the Covid-19 pandemic. Whilst every effort is made to source materials from additional suppliers, this can sometimes lead to an increase in price. The company has therefore increased its principal suppliers of raw materials to the following suppliers:

•	Eastern Metal Supplies

•	Tennessee Valley Fasteners

•	Buyers Products Company

•	Fastenal

•	McMaster Carr

•	Joseph T. Ryerson

•	Triple S Steel

Bull Head Products manufactures and installs its products for both private individuals and businesses who require a specific type of aluminum flatbed for their truck or fleet of trucks. The company services a wide range of new and repeat customers and there is no dependency on any one single customer.

Intellectual Property

Bull Head Products Inc has a Registered Trademark for the company logo. Originally it was registered under the name of George Chudina, and then changed to Bull Head Products Inc. and has subsequently been renewed.

Category	Title	Reference
Trademark	Bull Head Products Mark	3397385

The above trademark certificate is provided in the Exhibits.

Competition

As Bull Head Products manufactures all of its truck beds from 100% aluminum, it does not currently have direct competitors to the company’s knowledge. Companies which offer comparable products use a combination of aluminum sheeting and steel frames which are prone to rust and decay. However, a list of some these competitive companies is listed below:

·	CM Truck Beds

·	Hillsboro Industries

·	Pine Hill Manufacturing

·	Knapheide Manufacturing

Employees

As of December 31, 2022, we had approximately 9 employees in Bull Head Products. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Georgia Fire & Rescue Supply LLC

Georgia Fire & Rescue Supply LLC (Georgia Fire) is a distributor of equipment to the firefighting, law enforcement and Emergency Medical Services industries. The company is located at 107 P Rickman Industrial Drive, Canton, Georgia, 30115, USA

On February 22, 2022, ILUS (The “Buyer”) acquired 100% of the shares of Georgia Fire & Rescue Supply LLC, a company beneficially owned by Barbara Jean Whidby (The “Seller”). As consideration, the buyer agreed to pay the seller an aggregate cash purchase price of $900,000 (Nine Hundred Thousand Dollars) on the condition that certain agreed Targets and Key Performance indices are met referenced in Exhibit B in the SPA filed with this Form 10-K. The Buyer paid a fixed sum of $680,000 (Six Hundred Eighty Thousand) upon closing and the remaining $220,000 (Two Hundred Twenty Thousand Dollars) will be paid by the Buyer over a one-year period after closing to the extent the business operations of Georgia Fire & Rescue Supply, LLC meet mutually agreeable performance thresholds displayed in table below. The Buyer also issued the seller 1,500 (One Thousand Five Hundred) restricted Class F Preferred Shares in Buyer.

Minimum Turnover (gross revenue) for 2022 and Quarter 1 (Excluding all taxes)- must be achieved for the period from January 1, 2022, to December 31, 2022, or as per the following table:

2022 Turnover Target	Q1 Turnover Target	Percentage of Target	Aggregate Payment
$3,200,000	$800,000	Greater than 100%	$170,000
$3,200,000	$800,000	90-99	$153,000
$3,200,000	$800,000	80-89	$136,000
$3,200,000	$800,000	70-79	$119,000
$3,200,000	$800,000	60-69	$102,000
$3,200,000	$800,000	50-59	$85,000
$3,200,000	$800,000	less than 50%	$0

The company receives enquiries and orders through the following means:

·	e-commerce website - https://www.georgiafirerescue.com

·	retail location in Canton, Georgia

·	field sales representatives who call on and demonstrate products to potential customers

·	participation in industry trade shows and events.

The company's products are delivered to the customer from its distribution warehouse in Canton, Georgia or shipped directly from the manufacturer to the end customer.

Georgia Fire has a customer base of over 1,800 customers and currently distributes over 95 brands as follows:

AED Superstore	Flamefighter Corp	Pollard Water
Agility Tech Corp	Fox Fury	Poly Tech
Airstar Space Lighting	FoxFire	Professional Life Support
Ajax Rescue Tools	Froggy’s Fog	R & B Fabrications
Ansell	Full Source	Ram Air Gear Dryer
Black Diamond	Gemtor	Rescue Technology
Bluewater	Groves-Ready Rack	Rhyno - We Cut the Glass
Boston Leather	Helly Hansen	Ringers Gloves
Boswell Oil	Hi-Lift	RIT Safety Solutions
Brightstar	Highwater Hose Inc	Rocky Boots
Brooks Equipment	Holmatro	RollNRack
Bullard	Husky Portable	S&H Fire Products
BullDog Hose	Innotex	Sam Carbis Solutions Group
C & S Supply	Kroll	SCI Structural Composites
CET Fire Pumps Mfg.	Lakeland Fire	Smoke Trainer
CMC Rescue	Lakeland Industries Inc	Starrett
Con-Space	Leader-Tempest	STC Footwear
Council Tool	Lifeliners	Streamlight
Cox Reels	Lion Boots by Thorogood	Super Vac
Denko Foam	Logistics	Task Force Tips
Desert Diamond Industries	Mercedes Textiles Limited	Team Equipment Inc
Dewalt	National Foam	Tele-Lite
Diablo	Nightstick	Thorogood Boots
Dräger	Nupla	Trellchem
Dragon Fire Gloves	ORS	True North Gear
Duo Safety Ladders	Paratech	Turtle Plastics
ESS Eye Safety Systems	Pelican	Unifire
EVAC Systems	Performance Adv. Co.	Vanguard Safety Wear
Fire Hooks Unlimited	Phillips	Warthog
Firefly Signs	Plastix Plus	Wehr Engineering
FireQuip	PMI	Zephyr Tools
FireBug		Ziamatic Corporation

Georgia Fire is an official Dealer of Holmatro Products and partakes in the Holmatro Coop Marketing Program. Through this program, Georgia Fire & Rescue Supply has access to logo’s, product images and information, and a dealer reward scheme. All promotions of the Holmatro range of products by Georgia Fire & Rescue Supply has to be reviewed and approved by Holmatro.

Competition

A list of Georgia Fire’s competitors is provided below:

·	Fire Safety USA

·	MES Fire

·	Cascade Fire Equipment

·	All Hands Fire

·	US Fire & Safety Equipment Co

Employees

As of December 31, 2022, we had approximately 13 employees in Georgia Fire. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Quality Industrial Corp.

On May 28, 2022, Modern Art Foundation Inc. (“Modern Art”) Rene Lauritsen and Fastbase Holding Inc. agreed to transfer 77,669,078 shares of common stock in Wikisoft Corp. to Ilustrato Pictures International Inc. (“Ilustrato”). Pursuant to a Stock Transfer Agreement, the company purchased the shares for an aggregate amount of $500,000. Wikisoft Corp. has since changed its name to Quality Industrial Corp. and its OTC Ticker was changed from WSFT to QIND.

As a result of the above transaction, there was a change in control of the Company. The 77,669,078 shares transferred amounts to approximately 77% of the outstanding shares in Quality Industrial Corp. Consequently, ILUS now unilaterally controls the election of our board of directors and the direction of QIND. As a result of the Change of Control, Mr. Quintal resigned as Chairman of the Board, and Mr. Link was appointed as the Chairman of the Board.

Quality International Co Ltd FCZ

Quality Industrial Corp. signed a binding Letter of Intent on June 30, 2022, to acquire a 51% interest in Quality International Co Ltd FCZ from the shareholders of Quality International Co Ltd FZC. The agreement is predicated upon the execution and delivery of a definitive Stock Purchase Agreement for the transaction. The parties agreed to act in good faith towards the execution of that agreement following the completion of due diligence.

The Agreement contemplated a period of due diligence followed by entry into a definitive Share Purchase Agreement. On January 18, 2023, we entered into a definitive Share Purchase Agreement (the “Purchase Agreement”) with the shareholders of Quality International, which agreement provided for our purchase of 52% of the shares of Quality International Co Ltd FZC.

The purchase price for the 52% of the Shares shall be up to $137,000,000 in cash, paid in tranches, subject to achievement of financial milestones presented in a schedule of payments set forth in the Purchase Agreement disclosed in the Exhibits. The tranches will be payable over a period of 2 years until the audited financials for the year ended December 31, 2024

QIND has paid the initial $1,000,000 tranche, and the transaction closed on March 1, 2023, with signing of the closing documents referenced in the definitive Stock Purchase Agreement. Over the next 210 days QIND will contribute two tranches of $81,000,000 in total. The remaining $55,000,000 of the Purchase Agreement will be paid out in three additional tranches conditional upon Quality International meeting their audited EBITDA targets for 2023 and 2024 referenced in the SPA filed with this Form 10-K and displayed in the table set below.

Tranche	Timeframe and Conditions	Amount	Paid By	Paid To
1	Paid after signing of Letter of Intent (June 28, 2022)	$1,000,000 (paid)	First Party	Gerab National Enterprise LLC
2	Following signing of this Agreement and subject to closing as per clause 1.03, payment to be made on or before 18 February 2023.	$15,000,000	First Party	Quality International Co Ltd FZC
3	On or before 210 calendar days after Closing	$66,000,000	First Party	$39,000,000 to Gerab National Enterprise LLC and $6,000,000 to Saseendran Kodapully Ramakrishnan and $21,000,000 to Quality International Co Ltd FZC
4	Within 30 days of H1 2023 Auditor Certified Financials	*$14,000,000	First Party	$6,000,000 to Gerab National Enterprise LLC and $5,000,000 to Saseendran Kodapully Ramakrishnan and $3,000,000 to Quality International Co Ltd FZC
*Based on H1 2023 Forecast being met:
EBITDA target: $ 11,164,105
5	Within 30 days of Year End 2023 Audited Financials	*$20,000,000	First Party	*$15,000,000 to Gerab National Enterprise LLC and $2,000,000 to Saseendran Kodapully Ramakrishnan and $3,000,000 to Quality International Co Ltd FZC
*Based on Year End 2023 Forecast being met - EBITDA target: $ 22,328,211
6	Within 30 days of Year End 2024 Audited Financials	*$21,000,000	First Party	$15,000,000 to Gerab National Enterprise LLC and $3,000,000 to Saseendran Kodapully Ramakrishnan and $3,000,000 to Quality International Co Ltd FZC
*Based on Year End 2024 Forecast being met - EBITDA target: $ 27,144,231

We will take two non-paid board seats of Quality International and there shall be two other non-paid board seats for existing Company shareholders. A final board seat will be independent and chosen by us and the Company’s shareholders.

The Purchase Agreement also contains certain restrictive covenants whereby the shareholders selling the Shares are prohibited from (a) competing with the business of the Quality Industrial, (b) soliciting employees of the Company and (c) intentionally interfering with the Company’s business relationships, in each case during the two-year period immediately following the Closing on March 6, 2023.

Quality International Co Ltd FCZ is a United Arab Emirates based process manufacturing company and manufacturer of custom solutions for the oil and gas, power/energy, water, desalination, wastewater, offshore and public safety industries. The company has oil and gas industry certifications in place and is on several global preferred vendor lists.

Intellectual Property

Quality International Co Ltd FCZ does not have own its own registered Intellectual Property rights. The company’s Intellectual Property resides in its specific manufacturing processes, capability, compliance and certifications which have made it a trusted manufacturer for many large global multinationals including but not limited to BP, Shell, Total, Chevron, Sonatrach, Sasol, Gasco.

Certifications

Quality International Co Ltd FCZ has the following certifications:

Category	Type	Reference
Certification	ISO 9001: 2015	Hamriyah Facility
Certification	ISO 14001:2015	Hamriyah Facility
Certification	ISO 45001:2018	Hamriyah Facility
Certification	Manufacturer and Welding Shop acc. To AD 2000-Code / DIN EN ISO 3834	Hamriyah Facility
Certification	ASME U Certificate of Authorization for Pressure vessels	Hamriyah Facility
Certification	ASME U2 Authorization to Manufacture Class 1 and Class 2 pressure vessels	Hamriyah Facility
Certification	ASME S Authorization to manufacture and assembly of power boilers	Hamriyah Facility
Certification	National Board of Boiler & Pressure Vessel Inspectors – Accreditation of “R” Repair Organizations	Hamriyah Facility
Certification	National Board of Boiler & Pressure Vessel Inspectors – Authorised to apply “NB” mark and register pressure vessels.	Hamriyah Facility

Competition

A list of some Quality Industrial Corp’s competitors is provided below:

•	IFS Solutions

•	Harris Pye

•	Aarya Engineering

Employees

As of December 31, 2022, we had approximately 1750 employees in Quality International Co Ltd FCZ. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Replay Solutions

Replay Solutions was incorporated by ILUS on the 1st of March 2022. The company recycles and recovers precious metals from electronic and other forms of waste through the use of mechanical and chemical treatments. The company’s “closed loop” concept utilizes electronic waste (E-Waste) and several other types of waste as resources not only to extract precious metals but to re-use all materials such as the plastics which are obtained. The company recycles cleanly, safely, and sustainably from items such as, but not limited to Print Circuit Boards (PCB), Cable wire and car radiators. The waste is shredded, crushed, and ground into powder form before an airflow and an electrostatic separator is used to separate the materials into metal and fibers. From and further refining processes, the various precious metals are obtained.

Competition

A list of Replay Solution's competitors is provided below:

·	Enviroserve

·	Evciler

·	Mint Innovation

·	Muller Guttenbrunn Group

Employees

As of December 31, 2022, we had approximately 3 employees in Replay Solutions. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

AL Shola Al Modea Safety and Security LLC

On December 13, 2022, the company has signed a Share Purchase Agreement to acquire 51% control of AL Shola Al Modea Safety and Security LLC (ASSS), an established fire safety company registered in the United Arab Emirates. The total purchase price is up to $714,000. The first tranche of $100,000 has been paid and the remaining three tranches with a total of $610,00 are conditional upon certain agreed Targets and Key Performance indices are met referenced in clause 1.02 in the SPA filed with this Form 10-K and scheduled below.

Tranche	Timeframe and Conditions	Amount	Paid By	Paid To
1	Payment within 7 days of closing proposed transaction – Time of signing SPA.	$100,000	ILUS	ASSS
2	To be Paid as a Loan to the Seller within 45 days after signing the SPA and Loan Agreement (Exhibit 3). The loan would be converted into Equity if the Company meets the agreed Revenue Forecast (Exhibit 2) and achieves a valuation of $2,000,000 (Two Million USD), until then it would be considered a loan. Repayment of the Loan shall be made as per the Loan Agreement (Exhibit 3) before disbursement of dividends.	$306,000	ILUS	ASSS
3	Paid after end of H1 2023, provided forecasted revenue and EBITDA forecasts are met for the first 6 months of 2023. (Exhibit 2)	$200,000	ILUS	ASSS
4	Paid after end of 2023, provided forecasted revenue and EBITDA forecasts are met for 2023. (Exhibit 2)	$200,000	ILUS	ASSS
5	Paid after end of H1 2024, provided forecasted revenue and EBITDA forecasts are met for the first 6 months of 2023. (Exhibit 2)	$214,000	ILUS	ASSS

Exhibit 2 - Target Financials as per ASSS / Agreed Revenue Forecast to be achieved:

USD	2023	2024	2025	2026	2027
Revenues	1.987.747	2.450.647	2.804.629	2.940.776	3.076.923
EBITDA	238.530	367.597	420.694	470.524	523.077

Competition

A list of ASSS’s competitors is provided below:

•	MAF Fire Safety & Security LLC

•	Blue Flame Fire Fighting LLC

•	Safety Line LLC

•	BTFS Fire Protection

Employees

As of December 31, 2022, we had approximately 32 employees in AL Shola Al Modea Safety and Security LLC. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Petro Line FZ-LLC

On January 27, 2022, QIND, a subsidiary of the Company signed a Share Purchase Agreement to acquire 51% control of Petro Line FZ-LLC (Petro Line), an established an oil refinery providing oil refining services registered in the United Arab Emirates. The purchase price for the Shares shall be up to $1,530,000 in cash, paid in three tranches, subject to the achievement of financial milestones presented in a schedule of payments which are set forth in the Purchase Agreement filed with this Form 10-K and scheduled below.

Tranche	Timeframe and Conditions	Amount	Paid By	Paid To
1	To be paid within 14 days of signing this Share Purchase Agreement (closing). Payment to be utilized towards the restoration of the RAK facility with factory restoration to be completed and full operational capacity obtained within 2 months from the date of payment.	$500,000	QIND	Petro Line
2	To be paid on or within 6 Months after closing, provided mutually agreed performance and KPIs are met.	$500,000	QIND	Petro Line
3	To be paid on or within 12 Months after closing, provided mutually agreed performance and KPIs are met.	$500,000	QIND	Petro Line

Seller shall provide QIND with accurate forecasts in writing on the future performance (as per SPA) of the Company. Minimum agreed performance and KPIs for tranches 2 & 3 are set forth below.

Year	EBIDTA USD
2023	1,609,671.17
2024	1,690,154.73

Competition

A list of Petro Line FZ-LLC competitors is provided below:

•	Takreer Refinery
•	Eagle Oil Refining Co LLC

Employees

As of December 31, 2022, we had approximately 18 employees in Petro Line FZ-LLC. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Legal Proceedings

From time to time, we may become party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Aside from the below, we are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us.

Ilustrato Pictures International Inc has applied to the District Court, Clark County, Nevada to have 40,000,000 shares with Ambrose & Keith cancelled as they were issued in error in 2018 as the deal never completed. The case has been won on September 15, 2022, in favor of the company and the court order was received on January 23, 2023. The transfer agent cancelled the 40,000,000 shares on February 17, 2023.

We have been named as a defendant in an action commenced by our former CEO, Larson Elmore. A case has been filed in the Eight Judicial District Court of the State of Nevada (Case No. A-22-858343-C). Plaintiff alleges that we breached a stock purchase agreement dated May 10, 2020, and promissory notes and is therefore entitled to damages. We have potential counterclaims being prepared against the former CEO, arising due to improper action and lack of disclosures. The company has disputed the claim and argue that Larson Elmore has been misleading the company and its shareholders on various matters including but not limited to liabilities, company commitments and due diligence items presented by Larson Elmore during the takeover process. We are in the process of a settlement discussion and have obtained an extension of time to respond while this process occurs.

We have been named as a defendant in an action commenced by Steve Nicol, who claims that he loaned $12,000 to a subsidiary of ILUS under a promissory note, but that ILUS agreed to assume the note. He further claims that he elected to convert the note and that ILUS failed to convert the note into shares of ILUS common stock. He has alleged breach of contract, declaratory relief, and specific performance to require the company to issue 75,000,000 shares of common stock in ILUS.

We cannot predict whether this action involving our former CEO or Mr. Nicol is likely to result in any material recovery by or expense to our company. Where it is reasonably possible to do so, the Company accrues estimates of the probable costs for the resolution of these matters. These estimates based upon an analysis of potential results and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be affected by changes in assumption.

We may continue to incur legal fees in responding to this and other lawsuits. The expense of defending such litigation may be significant and any sizeable verdict may adversely affect the company. The amount of time to resolve this and any additional lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, all of which could adversely affect our business, results of operations and cash flows.

 Smaller Reporting Company

The Company is a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. There are certain exemptions available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years. As long as we maintain our status as a “smaller reporting company”, these exemptions will continue to be available to us.

Corporate History

We were incorporated as Superior Venture Corp. on April 27, 2010, in the State of Nevada for the purpose of selling wine varietals. On November 9, 2012, we entered into an Exchange Agreement with Ilustrato Pictures Ltd., a British Columbia corporation (“Ilustrato BC”), whereby we acquired all of the issued and outstanding common stock of Ilustrato BC and the shareholders of Ilustrato BC received 1,200,000 shares of our common stock, which represented approximately 15% of our outstanding common stock following the acquisition. On November 30, 2012, Ilustrato BC transferred all of its assets and liabilities to Ilustrato Pictures Limited, our wholly owned subsidiary in Hong Kong (“Ilustrato HK”).

Ilustrato BC was in the business of developing, for international release, feature theatrical films to be financed and distributed domestically by Chinese production companies.

On February 11, 2016, Barton Hollow, LLC, a Nevada limited liability company, and stockholder of the Company, filed an Application for Appointment of Custodian pursuant to Section 78.347 of the Nevada Revised Statutes in the District Court for Clark County, Nevada. Barton Hollow was subsequently appointed custodian of the Company by Order of the Court on Apri1 5, 2016. In accordance with the provisions of the Order, Barton Hollow thereafter moved to reinstate the Company with the State of Nevada, provide for the election of interim officers and directors, and call and hold a stockholder meeting.

On April 1, 2016, Barton Hollow, together with the newly elected director of the Company, caused the Company to enter into a Letter of Intent to merge with Cache Cabinetry, LLC, an Arizona limited liability company. Cache Cabinetry was a cabinet and design company headquartered in Scottsdale, Arizona that focused on the design and supply of kitchen furnishings to residential clients. Pursuant to the Letter of intent, the parties thereto would endeavor to arrive at, and enter a definitive merger agreement providing for the Merger. As an inducement to the members of Cache Cabinetry, LLC. to enter into the Letter of Intent and thereafter transact, the Company caused 360,000,000 shares of its common stock to be issued to the members.

Subsequently, on Apri1 6, 2016, the Company and Cache Cabinetry, LLC entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). As a result, the stockholders of the Company elected Derrick McWilliams the President and Chief Executive Officer of Cache Cabinetry, LLC, who, along with Barton Hollow, ratified and approved the Merger Agreement and Merger

The Merger closed on June 3, 2016. Upon closing, Cache Cabinetry, LLC. merged into a newly created subsidiary of the Company with the members of Cache Cabinetry, LLC receiving shares of common stock of the Company as consideration. Therefore upon closing of the Merger, Cache Cabinetry, LLC. was the surviving corporation in the merger and wholly owned subsidiary of the Company.

In August 2019 the Company amended its Articles of Incorporation to authorize it to issue up to two billion (2,000,000,000) shares, of which all shares are common stock, with a par value of one-tenth of one cent ($0.001) per share. The Company also created the following 30,000,000 preferred shares with a par value of $0.001 to be designated Class A, B and C.

Class A – 10,000,000 preferred shares that convert at 3 common shares for every 1 preferred class A share and voting rights of 500 common shares for every 1 preferred class A share. All 10,000,000 preferred class A shares have been issued to the Company’s CEO.

Class B – 10,000,000 preferred shares that convert at 3 common shares for every 1 preferred class B common share.

Class C – 10,000,000 preferred shares that convert at 2 common shares for every 1 preferred class C common share with voting rights of 100 common shares for every 1 preferred class C share.

On February 14, 2020, the Company designated preferred Class D shares – 60,741,000 preferred shares; par value $0.001 that convert at 500 common shares for every 1 preferred class D common share with voting rights of 500 common shares for every 1 preferred class D share.

On May 28, 2020, the Company designated preferred Class E shares - 5,000,000 preferred shares; par value $0.001; non-cumulative. Dividends are 6% a year commencing a year after issuance. Dividends to be paid annually. Redeemable at $1.00 per share, 2.25% must be redeemed per quarter, commencing one year after issuance, and shall be redeemed at 130% premium to the redemption value. These shares do not have voting rights.

On June 10, 2020, the Company entered into a definitive agreement with FB Fire Technologies Ltd. for the conversion of debt. The shareholders were issued 2,500,000 shares of Class E Preferred Stock and BrohF Holdings Ltd., a creditor of the company was issued 672,175 shares. A final tranche of shares for debt conversion will be issued to the shareholders following the audited financials for 2022.

On May 29, 2020, the 10,000,000 preferred A and preferred 60,741,000 D shares were transferred to FB Technologies Global, Inc.

On August 26, 2021, the company amended Class B Shares to 100,000,000 shares with par value $0.001 that convert at 100 common shares for every 1 preferred Class B Share with voting rights of 100 common shares for every 1 preferred class B share. Dividends to be paid according to the company’s dividend policy agreed by the board from time to time.

On July 20, 2021, the Company designed preferred Class F shares – 50,000,000 preferred shares; par value $0.001 that convert at 100 common shares for every 1 preferred class F share with no voting rights and no dividends.

The company’s subsidiaries were acquired on the following dates:

January 26, 2021, acquired Firebug Group

March 25, 2021, acquired The Vehicle Converters LLC

April 13, 2021, acquired Bright Concept Detection and Protection System LLC

February 11, 2022, acquired Bull Head Products Inc.

March 31, 2022, acquired Georgia Fire & Rescue Supply LLC

May 28, 2022, acquired Wikisoft Corporation (now Quality Industrial Corp.)

December 13, 2022, acquired Al Shola Al Modea Safety and Security LLC

January 18, 2023, acquired Quality International Co Ltd FCZ (binding LOI signed on June 30, 2022)

January 27, 2023, acquired Petro Line FZ LLC

February 13, 2023, incorporation of Hyperion Defence Solutions

Additional Information

The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. In addition to the other information contained in this Annual Report on Form 10-K, prospective investors should carefully consider the following risks before investing in our securities. If any of the following risks actually occur, as well as other risks not currently known to us or that we currently consider immaterial, our business, operating results and financial condition could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors may lose all or part of their investment in our common stock.

Risk Related to Covid 19

Our business and future operations may be adversely affected by epidemics and pandemics, such as the COVID-19 outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of the world as a whole. For example, the outbreak of COVID-19, which originated in China, was declared by the World Health Organization to be a “pandemic,” and spread across the globe. A health epidemic or pandemic or other outbreak of communicable diseases, such as the COVID-19 pandemic, poses the risk that we, or our current and potential business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities, including due to operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our users or other business partners. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, potential users, or other potential business partners, the continued spread of COVID-19, the measures taken by the local and federal government, actions taken to protect employees, and the impact of the pandemic on various business activities could adversely affect our results of operations and financial condition. COVID-19 has not recently had any material impact on our operations, supply chain, liquidity or capital resources. During the lockdowns we however saw significant shipping delays, consumer orders on hold due to budgetary restrictions as well as a slow-down in our planned acquisitions due to flight restrictions limiting on site due diligence. The company has as a mitigant to future COVID-19 outbreaks increased its number of suppliers of raw materials to reduce the risk of production capabilities and order back-logs.

 Risks Relating to Macro Conditions and Our Financial Condition

Our ability to generate the significant amount of cash needed to service our debt obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors, many of which may be beyond our control.

Our ability to make scheduled payments on, or to refinance our obligations under, our debt, will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated business opportunities will be realized on schedule or at all, or that future borrowings will be available to us in amounts sufficient to enable us to service our indebtedness and any amounts borrowed under future credit facilities, or to fund our other liquidity needs.

We will use cash to pay the principal and interest on our debt. These payments limit funds otherwise available for working capital, capital expenditures, acquisitions, collaborations and other purposes. As a result of these obligations, our current liabilities may exceed our current assets. We may need to take on additional debt as we expand in our industry, which could increase our ratio of debt to equity. The need to service our debt may limit funds available for other purposes and our inability to service debt in the future could lead to acceleration of our debt and foreclosure on assets.

Although this is presently not the case, nor do we currently foresee it, we cannot assure that we will be able to refinance any of our indebtedness or obtain additional financing as well as prevailing market conditions. As a result, we could face liquidity problems and might be required to dispose of material assets or operations to meet our indebtedness service and other obligations.

The lending documents restrict, and any agreements governing future indebtedness may restrict, our ability to dispose of assets and use the proceeds from any such dispositions. We cannot assure we will be able to consummate any asset sales, or if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet indebtedness service obligations when due.

If we are unable to successfully identify, complete and integrate acquisitions, our results of operations could be adversely affected.

Acquisitions have been and will continue to be a significant component of our growth strategy. We seek to identify and complete acquisitions and may continue to make strategic acquisitions. Our previous or future acquisitions may not be successful or may not generate the financial benefits that we expected to achieve at the time of acquisition. In addition, there can be no assurance that we will be able to locate suitable acquisition candidates in the future or acquire them on acceptable terms or, because of competition in the marketplace and limitations imposed by the agreements governing our indebtedness or the availability of capital, that we will be able to finance future acquisitions. Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership. While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition, and operating results. We may incur significant costs such as transaction fees, professional service fees and other costs related to future acquisitions. We may also incur integration costs following the completion of any such acquisitions as we integrate the acquired business with the rest of our Company. Although we expect that the realization of efficiencies related to the integration of any acquired businesses will offset the incremental transaction and acquisition-related costs over time, this net financial benefit may not be achieved in the near term, or at all.

Inability to Continue Developing New Products.

Our ability to continue to grow organically is tied in large part to our ability to continue to develop new products. A failure to continue to develop and deliver new, innovative, and competitive products to the market could limit sales growth and negatively impact our Company and our financial condition, results of operations and cash flow.

Risks associated with climate change and other environmental impacts, and increased focus and evolving views of our customers, shareholders, and other stakeholders on climate change issues, could negatively affect our business and operations.

The effects of climate change create short and long-term financial risks to our business, both in the U.S. and globally. We have significant operations located in regions that have been, and may in the future be, exposed to significant weather events and other natural disasters. Climate related changes can increase variability in or otherwise impact natural disasters, including weather patterns, with the potential for increased frequency and severity of significant weather events (e.g., flooding, hurricanes, and tropical storms), natural hazards (e.g., increased wildfire risk), rising mean temperature and sea levels, and long-term changes in precipitation patterns (e.g., drought, desertification, and/or poor water quality). We expect climate change could affect our facilities, operations, employees, and communities in the future, particularly at facilities in coastal areas and areas prone to extreme weather events and water scarcity. Our suppliers are also subject to natural disasters that could affect their ability to deliver or perform under our contracts, including as a result of disruptions to their workforce and critical infrastructure. Disruptions also impact the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs.

Increased worldwide focus on climate change has led to legislative and regulatory efforts to combat both potential causes and adverse impacts of climate change, including regulation of greenhouse gas emissions. New or more stringent laws and regulations related to greenhouse gas emissions and other climate change related concerns may adversely affect us, our suppliers, and our customers. Some of our facilities are, for example, engaged in manufacturing processes that produce greenhouse gas emissions, including carbon dioxide, or rely on products from others that do so. We have worked for years to reduce our reliance on fossil-based energy sources, to decrease our greenhouse gas emissions, to reduce our consumption of water and production of waste, and to ensure our compliance with environmental regulations where we operate, enhancing our record of environmental sustainability. However, new, and evolving laws and regulations could mandate different or more restrictive standards, could require capital investments to transition to low carbon technologies, could adversely impact our ongoing operations, and could require changes on a more accelerated time frame. Our suppliers may face similar challenges and incur additional compliance costs that are passed on to us. These direct and indirect costs may adversely impact our results

We may be adversely affected by the effects of inflation.

Inflation in wages, materials, parts, equipment, and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices, we charge our customers for our products and services. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. The Company has currently experienced inflationary pressures on its supply chain due to increased shipping costs, increased energy prices for manufacture of our commercial products as well as increased prices from suppliers of raw materials. We have so far been able to offset inflationary pressure to consumers, but it cannot be guaranteed that that our results of operations will not be adversely affected by inflation in the future and could reduce sales and/or operating margins, and overall financial performance.

We are Dependent on the Availability of Raw Materials, Parts and Components Used in our Products.

While the Company manufactures certain parts and components used in its products, the Company also requires substantial amounts of raw materials and purchases certain parts and components from suppliers. The availability of and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, including due to geopolitical or civil unrest, unfavorable economic or industry conditions, labor disruptions, supply chain disruptions, catastrophic weather events, natural disasters, the occurrence of a contagious disease or illness, changes in exchange rates and prevailing price levels. Any change in the supply of, or price for, these raw materials or parts and components could materially affect the Company and its financial condition, results of operations and cash flow.

Using the recent example of our acquisition, Bull Head Products Inc., the demand for new trucks has not declined during Covid-19, but instead there was a delay in the delivery of new Pickup trucks due to a shortage of electronic chips. Historically, 68% of the truck beds built by Bull Head Products are for installation of a truck bed on a new pickup truck. There has not been a significant shift to installation on older trucks, but instead, the customers wait for confirmation of the delivery of new trucks before ordering a new truck bed. Bull Head Products Inc. also has order backlogs of over 9 months due to customers waiting for their new trucks to be delivered. One-third of our current enquiries are impacted by a delay in delivery of new pick-up trucks, which presents a risk to Bull Head Products Inc.

Increases in the price of commodities could impact the cost or price of our products, which could impact our ability to sustain and grow earnings.

Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand factors, as well as other factors beyond our control. Raw material price fluctuations may adversely affect our results. We purchase, directly and indirectly through component purchases, significant amounts of plastic, aluminum, steel, and other raw materials. In the past raw material prices have experienced volatility which has been unforeseen and unexpected. Commodity pricing has fluctuated over the past few years and may continue to do so in the future. Such fluctuations could have a material effect on our results of operations, balance sheets and cash flows and impact the comparability of our results between financial periods.

We May be Subject to Loss in Market Share and Market Acceptance as a Result of Performance Failures, Manufacturing Errors, Delays or Shortages.

There is a risk that for unforeseen reasons we may be required to repair or replace products in use or to reimburse customers for products that fail to work or meet strict performance criteria. To date, we have experienced some product failures related to electronic and mechanical components within equipment and vehicles. These are either repaired under warranty or at cost to the customer or under a maintenance agreement.

Other disruptions in the supply chain process or product sales and fulfilment systems for any reason, including equipment malfunction, failure to follow specific protocols and procedures, supplier facility shut-downs, defective raw materials, wars and conflict, natural disasters such as hurricanes, tornadoes or wildfires, property damage from riots, and other environmental factors and the impact of epidemics or pandemics, such as Covid-19, and actions by businesses, communities and governments in response, could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation.

We have taken steps to limit remedies for product failure to the repair or replacement of malfunctioning or non-compliant products or services, and also attempt to exclude or minimize exposure to product and related liabilities by including in our standard agreements warranty disclaimers and disclaimers for consequential and related damages as well as limitations on our aggregate liability. From time to time, in certain sales transactions, we may negotiate liability provisions that vary from such standard forms. There is a risk that our contractual provisions may not adequately minimize our product and related liabilities or that such provisions may be unenforceable. We intend to carry product liability insurance, but coverage we secure may not be adequate to cover potential claims. Moreover, to the extent we have to repair, reimburse, or expend funds to cover customer service issues, our results of operations will be negatively affected.

We Will Rely in Part Upon Sales Reps, Retailers and Distribution Partners to Distribute our Products, and We May Be Adversely Affected if Those Parties do not Actively Promote our Products or Pursue Customers Who Would Have a Potential Demand for our Products.

We estimate that a significant portion of our revenue will come from sales to partners through sales reps, retailers, distributors, and resellers. Some of these relationships have not been formalized in detailed contracts and may be subject to termination at any time. Even where these relationships are formalized in a detailed contract, the agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on our behalf.

We intend to continue to seek strategic relationships to distribute, license and sell certain of our products. We, however, may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful.

The Markets the Company operates in are Highly Competitive which Could Reduce Sales and Operating Margins.

Most of the Company’s products are sold in competitive markets. Maintaining and improving a competitive position will require continued investment in manufacturing, engineering, quality standards, marketing, customer service and support and distribution networks. The Company may not be successful in maintaining its competitive position. The Company’s competitors may develop products and methods that are more efficient or may adapt quicker to new technologies or evolving customer requirements. The Company may not be able to compete successfully with existing competitors or with new competitors. Pricing pressures may require the Company to adjust the prices of products to stay competitive. Failure to continue competing successfully could reduce sales, operating margins, and overall financial performance.

The Company’s Business Operations May Be Adversely Affected by Information Systems Interruptions or Cybersecurity Intrusions.

The Company depends on various information technologies to administer, store, and support multiple business activities. If these systems are damaged, cease to function properly or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, the Company could experience production downtimes, operational delays, other detrimental impacts on operations or the ability to provide products and services to its customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of the Company’s systems or networks, financial losses from remedial actions, loss of business or potential liability, penalties, fines and/or damage to the Company’s reputation. While the Company attempts to mitigate these risks by employing a number of measures, including having hired an IT manager with cyber security expertise, who reports directly to our management team, employee training, technical security controls and maintenance of backup and protective systems, the Company’s systems, networks, products, and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse effect on the Company and its financial condition or results of operations. Further, given the unpredictability, nature, and scope of cyber-security attacks, it is possible that potential vulnerabilities could go undetected for an extended period. We have currently not been subject to material cybersecurity breaches in our supply chain, software, or services used in our products, services, or business. A severe future cybersecurity incident in our supply chain could however reduce sales, operating margins, and overall financial performance.

With the strategy establishing and expanding our defense subsidiary, which may become involved in defense contracting, we may face increased cyber and security threats that can range from attacks common to most industries, but could have even greater financial or reputational impact, to advanced persistent threats on our defense programs, which could involve information that is considered a matter of national security.

Our long-term success depends, in part, on our ability to operate and expand internationally, and our business is susceptible to risks associated with international operations.

Currently, we maintain operations in the United States, the United Kingdom, the Republic of Serbia and the United Arab Emirates, and plan to continue our efforts to expand globally, in jurisdictions where we do not currently operate including, but not limited to, Spain, Uruguay and South Africa. The Company expects international operations and export sales to continue to constitute the majority of our sales and assets in the foreseeable future. For the year ended December 31, 2022, the international operations constituted 84.4% of our total sales of which part of the international operation include international sales to US costumers. Managing a global organization is difficult, time consuming and expensive, and any international expansion efforts that we undertake may not be profitable in the near or long term. Although we have operating experience in many foreign jurisdictions, we must still continue to make significant investments to build our international operations. The Company’s sales from international operations and sales from export are both subject in varying degrees to risks inherent in doing business outside the U.S. These risks include the following:

•	Costs, risks and uncertainties associated with tailoring our services in international jurisdictions as needed to better address both the needs of customers, and the threats of local competitors;

•	Risks of economic instability, including due to inflation;

•	Uncertainties in forecasting revenues and expenses in markets where we have not previously operated;

•	Costs and risks associated with local and national laws and regulations governing the industries in which we operate, health and safety, climate change and sustainability, and labor and employment;

•	Operational and compliance challenges caused by distance, language, and cultural differences;

•	Costs and risks associated with compliance with international tax laws and regulations;

•	Costs and risks associated with compliance with the U.S. Foreign Corrupt Practices Act and other laws in the United States related to conducting business outside the United States, as well as the laws and regulations of non-U.S. jurisdictions governing bribery and other corrupt business activities;

•	Costs and risks associated with human trafficking, modern slavery and forced labor reporting, training and due diligence laws and regulations in various jurisdictions;

•	Being subject to other laws and regulations, including laws governing online advertising and other Internet activities, email and other messaging, collection and use of personal information, ownership of intellectual property, taxation and other activities important to our online business practices;

•	Currency exchange rate fluctuations and restrictions on currency repatriation;

•	Competition with companies that understand the local market better than we do or that have preexisting relationships with regulators and customers in those markets;

•	Adverse effects resulting from the U.K.’s exit from the European Union (commonly known as “Brexit”)

•	Reduced or varied protection for intellectual property rights in some countries;

•	Disruption of operations from labor and political disturbances;

•	Withdrawal from or renegotiation of international trade agreements and other restrictions on the trade between the United States and other countries;

•	Changes in tariff and trade barriers; and

•	geopolitical events, including natural disasters, climate change, public health issues, political instability (such as war between Ukraine and Russia), terrorism, insurrection, or war.

Entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity is subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy.

Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability and could instead result in increased costs without a corresponding benefit. We cannot guarantee that our international operations or expansion efforts will be successful.

Any of these events as well as related events not aforementioned, could have a materially adverse impact on the Company and its operations.

Uncertainty Related to Environmental Regulation and Industry Standards, as well as Physical Risks of Climate Change, Could Impact the Company’s Results of Operations and Financial Position.

Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional and/or federal requirements or industry standards to reduce or mitigate global warming and other environmental risks. New climate change laws and regulations could require the Company to change its manufacturing processes or obtain substitute materials that may cost more or be less available for its manufacturing operations. Various jurisdictions in which the Company does business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases, limitations or restrictions on water use, the production of single use plastics, regulations on energy management and waste management and other climate change-based rules and regulations, which may increase the Company’s expenses and adversely affect its operating results. In addition, the physical risks of climate change may impact the availability and cost of materials, sources and supply of energy, product demand and manufacturing and could increase insurance and other operating costs. The expected future increased worldwide regulatory activity relating to climate change could expand the nature, scope, and complexity of matters that the Company is required to control, assess, and report. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company, its suppliers, its customers or its products, or the Company's operations are disrupted due to physical impacts of climate change on the Company, its customers or its suppliers, the Company's business, results of operations and financial condition could be adversely impacted.

Significant Movements in Foreign Currency Exchange Rates May Harm the Company’s Financial Results.

The Company is exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, British Pound, Indian Rupee, UAE Dirham and Serbian Dinar. Any significant change in the value of the currencies of the countries in which the Company does business against the U.S. Dollar could affect the Company’s ability to sell products competitively and control its cost structure, which could have a material adverse effect on results of operations.

A Significant or Sustained Decline in Commodity Prices Including Oil Could Negatively Impact the Levels of Expenditures by Certain of the Company’s Customers.

Demand for the Company’s products depends, in part, on the level of new and planned expenditures by certain of its customers. The level of expenditures by the Company’s customers is dependent on, among other factors, general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. The Company’s profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates and volatility in commodity prices, including oil, can negatively affect the level of these activities and especially impact our Industrial & Manufacturing division and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. The ability of the Company’s customers to finance capital investment and maintenance may also be affected by the conditions in their industries. Reduced demand for the Company’s products could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts the absorption of fixed manufacturing costs. This reduced demand could have a material adverse effect on the Company and its financial condition and results of operations.

We are dependent on financing for the continuation of our operations.

It can at times be difficult to predict our capital needs on a monthly, quarterly, or annual basis. Our future is dependent upon our ability to obtain profitable operations or financing. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. We do not have financing in place at this time for all future planned acquisitions. We may not have access to financing or on terms that are acceptable to us. Any lack of funds from operations or fundraisings for any shortage could be detrimental to our ability to continue operations and negatively impact us and our financial condition, results of operations and cash flow.

Risks Related to Legal, Accounting and Regulatory Matters

An Unfavorable Outcome of Any Pending Contingencies or Litigation Could Adversely Affect the Company.

We have been named as a defendant in a lawsuit, and we may be named in additional litigation, all of which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have been named as a defendant in an action commenced by our former CEO, Larson Elmore. A case also has been filed in the Eight Judicial District Court of the State of Nevada (Case No. A-22-858343-C). Plaintiff alleges that we breached a stock purchase agreement dated May 10, 2020, and promissory notes and is therefore entitled to damages. We have potential counterclaims against the former CEO which are being prepared due to improper action and lack of disclosures. The company has disputed the claim and argue that Larson Elmore has been misleading the company and its shareholders on various matters including but not limited to liabilities, company commitments and due diligence items presented by Larson Elmore during the takeover process. We are in the process of a settlement discussion and have obtained an extension of time to respond while this process occurs.

We have been named as a defendant in an action commenced by Steve Nicol, who claims that he loaned $12,000 on or about May 23, 2017, to Cache Cabinetry, LLC a subsidiary of ILUS under a promissory note, but that ILUS agreed to assume the note. He further claims that he elected to convert the note and that ILUS failed to convert the note into shares of ILUS common stock. He has alleged breach of contract, declaratory relief, and specific performance to require the company to issue 75,000,000 shares of common stock in ILUS.

We cannot predict whether the action against involving our former CEO or Mr. Nicol is likely to result in any material recovery by or expense to our company. In general, we lack much information and evidence to support the assertions of financial statements prior to the current management taking over and there are chances that preceding management of the company might have missed compliances for which we are not aware. Thus, the company may have to bear consequences for that from authorities. We cannot reasonably ascertain an amount for those contingencies.

Where it is reasonably possible to do so, the Company accrues estimates of the probable costs for the resolution of these matters. These estimates are based upon an analysis of potential results and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be affected by changes in assumption.

We may continue to incur legal fees in responding to these and other lawsuits. The expense of defending such litigation may be significant and any sizeable verdict may adversely affect the company. The amount of time to resolve this and any additional lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, all of which could adversely affect our business, results of operations and cash flows. For additional detail related to this risk, see Item 8, “Legal Proceedings”.

The Sale of our Products Involves Potential Product Liability and Related Risks that Could Expose us to Significant Insurance and Loss Expenses.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Any product liability claim may increase our costs and adversely affect our revenue and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles for our insurances we have with Firebug Group, Georgia Fire and Bull Head Products and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages. Georgia Fire, Bull Head Products and Firebug all have General Liability Cover.

Failure by us to Maintain the Proprietary Nature of our Technology, Intellectual Property and Manufacturing Processes Could Have a Material Adverse Effect on our Business, Operating Results, Financial Condition, Stock Price, and on our Ability to Compete Effectively.

We principally rely upon patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patent licenses or trademarks we hold may not be broad enough to protect our technology. In addition, our patent licenses or trademarks may be challenged, invalidated, or circumvented and we cannot be certain that the rights granted thereunder will provide competitive advantages to us. Moreover, any current or future issued or licensed patents, or trademarks, or currently existing or future developed trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that certain of our already issued patents or trademarks may infringe upon third party patents or trademarks or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent, or superior to ours, or become available in the market at a lower price.

In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States and may not protect our proprietary rights to the same extent as U.S. laws. The failure of foreign laws or judicial systems to adequately protect our proprietary rights or intellectual property, including intellectual property developed on our behalf by foreign contractors or subcontractors may have a material adverse effect on our business, operations, financial results, and stock price.

There is a risk that we have infringed or in the future will infringe patents or trademarks owned by others, that we will need to acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to us, and that licenses will not be available to us on acceptable terms, if at all.

We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative effect on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost and limitations on the scope or validity of our patents or trademarks.

We also rely on trade secrets and proprietary know-how, which we seek to protect by confidentiality agreements with our employees, consultants, service providers and third parties. There is a risk that these agreements may be breached, and that the remedies available to us may not be adequate. In addition, our trade secrets and proprietary know-how may otherwise become known to or be independently discovered by others.

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we Fail to Comply with the Rules under the Sarbanes-Oxley Act Related to Accounting Controls and Procedures, or if Material Weaknesses or Other Deficiencies are Discovered in our Internal Accounting Procedures, our Stock Price Could Decline Significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Failure To Comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or Other Applicable Anti-bribery Laws Could Have an Adverse Effect on the Company.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. The Company’s policies mandate compliance with all anti-bribery laws. However, the Company operates in certain countries that are recognized as having governmental and commercial corruption. The Company’s internal control policies and procedures may not always protect it from reckless or criminal acts committed by employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on the Company and its financial condition and results of operations.

Changes in Tax laws or Exposure to Additional Income Tax Liabilities Could have a Material Impact on our Company, the Results of Operations, Financial Conditions and Cash Flows.

We are subject to income taxes, as well as non-income-based taxes in the jurisdictions in which we operate, as well as jurisdictions such as the United States, in which we intend to have operations. The tax laws in these could change on a prospective or retroactive basis, and any such changes could adversely affect us and our effective tax rate.

Taxation regulation in territories around the world can also change very quickly, which may mean that all the implications for businesses may not have been fully thought through by the regulating authorities before final guidelines and laws are issued. Furthermore, any changes made by tax authorities, together with other legislative changes, to the mandatory sharing of company information (financial and operational) with tax authorities on both a local and global basis, could lead to disagreements between jurisdictions with respect to the proper allocation of profits between such jurisdictions. We therefore continuously monitor changes to tax regulation and double tax treaties between the territories in which we operate. We also maintain a comprehensive transfer pricing policy to govern the flow of funds between various tax territories.

We are further subject to ongoing tax audits in the various jurisdictions in which we operate. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provisions. However, there can be no assurance that we will accurately predict the outcomes of these audits, which could have a material impact on the business, financial condition, results of operations, and cash flows.

While we have recorded reserves for potential payments to various tax authorities related to uncertain tax positions, the calculation of such tax liabilities involves the application of complex tax regulations in many jurisdictions. Therefore, any dispute with a tax authority may result in payment that is significantly different from our estimates. If the payment proves to be less than the recorded reserves, the reversal of the liabilities would generally result in tax benefits being recognized in the period when we determine the liabilities to be no longer necessary. Conversely, if the payment proves to be more than the reserves, we could incur additional charges, and these could have a materially adverse effect on the business, financial condition, results of operations, and cash flows.

Laws and Regulations Governing International Business Operations Could Adversely Impact Our Company.

The US Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), and the Bureau of Industry and Security at the US Department of Commerce (“BIS”) administer certain laws and regulations that restrict US persons and, in some instances, non-US persons, in conducting activities, transacting business with, or making investments in certain countries, governments, entities and individuals subject to US economic sanctions.

Our international operations subject us to these laws and regulations, which are complex, restrict business dealings with certain countries, governments, entities, and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced, or interpreted in a manner that materially impacts our operations. From time to time, certain subsidiaries have limited business dealings in countries subject to comprehensive sanctions.

Certain of our subsidiaries sell products, and may provide related services, to distributors and other purchasing bodies in such countries. These business dealings represent an insignificant amount of our consolidated revenues and income but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

We have established policies and procedures designed to assist with compliance with such laws and regulations. However, there can be no assurance that these will prevent us from violating these regulations in every transaction in which we may engage. As such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows.

We are subject to changes in contract estimates in our Defense and Industrial & Manufacturing Divisions

We account for substantially all long-term contracts in the Defense and Industrial & Manufacturing Divisions utilizing the cost-to-cost method of percentage-of-completion accounting. This accounting requires judgment relative to assessing risks, estimating revenues and costs, and making assumptions regarding the timing of receipt of delivery orders from our customer and technical issues. Due to the size and nature of these contracts, the estimation of total revenues and costs is complicated and subject to many variables. We must make assumptions regarding for example expected increases in material costs, wages and employee benefits, engineering hours, productivity and availability of labor and allocated fixed costs. Changes to production costs, overhead rates, learning curves and/or supplier performance can also impact these estimates. Furthermore, under the revenue recognition accounting rules, we can only include units in our estimates of overall contract profitability after we have received a firm delivery order for those units. Because new orders have the potential to significantly change the overall profitability of cumulative orders received to date, particularly early in the contract when fewer overall units are on order, the period in which we receive those orders will impact the estimated life-to-date contract profitability. Changes in underlying assumptions, circumstances or estimates could have a material adverse effect on our net sales, financial condition and/or profitability.

General Risk Factors

The Company’s Success Depends on Its Executive Management and Other Key Personnel.

The Company’s future success depends to a significant degree on the skills, experience and efforts of its executive management and other key personnel and their ability to provide the Company with uninterrupted leadership and direction. The loss of the services of any of the executive officers or a failure to provide adequate succession plans for key personnel could have an adverse impact on the Company. The availability of highly qualified talent is limited and the competition for talent is robust. However, the Company provides long-term equity awards and certain other benefits for its executive officers which provides incentives for them to make a commitment to the Company. The Company’s future success will depend on its ability to have adequate succession plans in place and to attract, retain and develop qualified personnel. A failure to efficiently replace executive management members and other key personnel and to attract, retain and develop new qualified personnel could have an adverse effect on the Company’s operations and implementation of its strategic plan.

Challenges with Respect to Labor Availability Could Negatively Impact the Company’s Ability to Operate or Grow the Business.

The Company’s success depends in part on the ability of its businesses to proactively attract, motivate, and retain a qualified and highly skilled workforce in an intensely competitive labor market. A failure to attract, motivate and retain highly skilled personnel could adversely affect the Company’s operating results or its ability to operate or grow the business. Additionally, any labor stoppages or labor disruptions, including due to geopolitical unrest, unfavorable economic or industry conditions, catastrophic weather events, natural disasters or the occurrence of a contagious disease or illness could adversely affect the Company’s operating results or its ability to operate or grow the business.

Risks Related to our Management and Control Persons

Our largest shareholder, officer, director, Nicolas Link holds substantial control over the company and is able to influence all corporate matters, which could be deemed by shareholders as not always being in their best interests.

Nicolas Link, our Chief Executive Officer (Principal Executive Officer & Chairman of the Board of Directors) with his company, FB Technologies Global, Inc. Dubai, U.A.E , owns approximately 2% of the outstanding shares of common stock, owns all of the outstanding shares of Class A Preferred Stock, Class B Preferred Stock and Class D Preferred Stock and owns 15% of the outstanding shares of Class F Preferred Stock.

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Each share of Class A Preferred Stock is entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 500 votes, including the election of directors. Each share of Class D Preferred Stock is entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 500 votes, including the election of directors.

There are 1,379,080,699 shares of common stock outstanding, which amounts to 1,379,080,699 votes on matters requiring a shareholder vote. While Mr. Link owns only 2% of the outstanding common shares, with the Series A Preferred Stock that Mr. Link owns, he has the power over 5,000,000,000 votes and with the Series D Preferred Stock, he has the power to over 30,370,500,000 additional votes on matters requiring a shareholder vote, including the election of directors. He will have voting power over every aspect of our business.

By virtue of his ownership of common stock and preferred stock, Mr. Link is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company.

Our officers and directors are located outside of the U.S., so it will be difficult to effect service of process and enforcement of legal judgments upon our officers and directors.

Our officers and directors are located outside of the United States and reside in the U.A.E, U.K., and Denmark. As a result, it may be difficult to effect service of process within the United States and enforce judgments of the US courts obtained against our executive officers and directors. Particularly, our shareholders may not be able to:

• Effect service of process in the U.S. on any of our officers and directors;

• Enforce judgments obtained in U.S. courts against our officers and directors based upon the civil liability provisions of the U.S. federal securities laws;

• Enforce, in a court outside of the U.S., judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; and

• Bring an original action in a court in the U.A.E, U.K., or Denmark to enforce liabilities against any of our officers and directors based upon the U.S. federal securities laws.

We are dependent on the continued services of our Director and Chairman and if we fail to keep them or fail to attract and retain qualified senior executives and key technical personnel, our business may not be able to expand.

We are dependent on the continued availability of Chairman, Nicolas Link and Director, John-Paul Backwell, and the availability of new executives to implement our business plans. The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

In the future we may be subject to litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance, but the company is currently investigating and plans to obtain one. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

Our Officers and Key Personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is lengthy, costly, and disruptive.

If we lose the services of our officers and key personnel and fail to replace them if they depart, we could experience a negative effect on our financial results and stock price. The loss and our failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Risks Relating to our Common Stock

We may conduct offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We may be required to conduct equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If our common stock shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders but with the aim to increase overall value for all shareholders. We anticipate continuing to rely on equity sales of our common stock shares in order to fund our business operations. If we issue additional common stock shares or securities convertible into shares of our common stock, your percentage interest in us could become diluted.

Our common stock price may be volatile and could fluctuate, which could result in substantial losses for investors.

Our common stock is quoted on the OTC Pink Market under the symbol, “ILUS.” The market price of our common stock is likely to be volatile and could fluctuate in price in response to various factors, many of which are beyond our control, including:

•	government regulation of our Company and operations.

•	the establishment of partnerships.

•	intellectual property disputes.

•	additions or departures of key personnel.

•	sales of our common stock.

•	our ability to integrate operations, technology, products, and services.

•	our ability to execute our business plan.

•	operating results below expectations.

•	loss of any strategic relationship.

•	industry developments.

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual and securities law restrictions on resale of such common stock lapse, or after those shares become registered for resale pursuant to an effective registration statement, the trading price of our common stock could decline. As of March 31, 2023, a total of 1,379,080,699 shares of our common stock were outstanding. Of those shares, 1,190,797,366 are currently without restriction, in the public market. Upon the effectiveness of any registration statement, we could elect to file with respect to any outstanding shares of common stock, any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

The issuance of shares of our common stock upon conversion or exercise of preferred stock, warrants and convertible notes, will dilute ownership to existing shareholders and may cause our stock price to fall.

Any issuance of additional common stock by us in the future as a result of the conversion or exercise of warrants, convertible notes, preferred stock, or debt settlements would result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. Moreover, the perception in the public market that shareholders might sell shares of our stock or that we could make a significant issuance of additional common stock in the future could depress the market for our shares. These sales, or the perception that these sales might occur, could depress the market price of our common stock, or make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have issued shares of our common stock, as well as other securities such as warrants, convertible notes, preferred stock, or debt settlements, which are convertible into shares of our common stock, in financing transactions that are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act. From time to time, certain of our shareholders or derivative security holders may be eligible to sell all or some of their restricted shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. The resale pursuant to Rule 144 of shares acquired from us in private transactions could cause our stock price to decline significantly.

We have never declared or paid any cash dividends or distributions on our capital stock.

We have never declared or paid any cash dividends or distributions on our capital stock. While we may not anticipate paying a dividend in the short-term and we currently intend to retain short-term earnings for growth, we may do so in the medium to long-term future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing our business.

As a public company, we may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. Projections may not be timely made and set at expected performance levels and could affect the price of our shares.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares. The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks, and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person, and
•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Risks Relating to Our Company and Industry

The success of our business depends on our ability to maintain and enhance our reputation and brand.

We believe that our reputation in our industry is of significant importance to the success of our business. A well-recognized brand is critical to increasing our customer base and, in turn, increasing our revenue. Since the industry is highly competitive, our ability to remain competitive depends to a large extent on our ability to maintain and enhance our reputation and brand, which could be difficult and expensive. To maintain and enhance our reputation and brand, we need to successfully manage many aspects of our business, such as cost-effective marketing campaigns to increase brand recognition and awareness in a highly competitive market. We cannot assure you, however, that these activities will be successful and achieve the brand promotion goals we expect. If we fail to maintain and enhance our reputation and brand, or if we incur excessive expenses in our efforts to do so, our business, financial conditions and results of operations could be adversely affected.

In the event that we are unable to successfully compete in our industry, we may not see lower profit margins

We face substantial competition in our industry. Due to our smaller size, it can be assumed that some of our competitors have greater financial, technical, and other competitive resources. Accordingly, these competitors may have already begun to establish superior technologies in our industry. We will attempt to compete against these competitors by developing technology that exceed what is offered by our competitors. However, we cannot assure you that our technology will outperform competing technology, or that our competitors will not develop new products or services that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their products, then it may not be possible for us to market our products at prices that are economically viable. Increased competition could result in:

•	Lower than projected revenues;

•	Price reductions and lower profit margins.

Any one of these results could adversely affect our business, financial condition, and results of operations.

In addition, our competitors may develop competing products that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition, and results of operations.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our services and platform. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

We may fail to successfully integrate acquisitions or otherwise be unable to benefit from pursuing acquisitions.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all service categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary services. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

•	difficulties integrating personnel from acquired entities and other corporate cultures into our business; difficulties integrating information systems;

•	the potential loss of key employees of acquired companies;

•	the assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or the diversion of management attention from existing operations.

The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers, and employees.

Our Articles of Incorporation contain provisions that eliminate the liability of our directors for monetary damages to our Company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers, and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers, and employees that we may be unable to recoup. These provisions and resulting costs may also discourage our company from bringing a lawsuit against directors, officers, and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers, and employees even though such actions, if successful, might otherwise benefit our Company and shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 2.	PROPERTIES

We lease factories and offices in the US, Dubai, and the UK. The lease agreements are filed as exhibits with this Form 10-K.

Bull Head Products Inc. has a lease at $3000/month, on a month-to-month basis.  The property located at 87 Thorngrove Pike, Kodak Tennessee, 37764, USA.  has an 8k sq. ft. building used for the manufacture of aluminum truck beds. Bull Head Products Inc. plans to move to a bigger premises to facilitate growth, but there is currently a shortage of industrial buildings for lease with our required minimum of 15k sq. ft. at a reasonable price per square foot (current average rate $17.50/sq. ft.).

Firebug Group has a factory with 14k sq. ft located at Warehouse G04, 79th Street, DIRC Warehouse Complex, DIP 2, Dubai, United Arab Emirates with lease payments of $ 3630/month with the right but not the obligation to renew annually on March 28 of each year and has an office located at Matrix@Dinnington Business Centre, Nobel Way Dinnington, Sheffield S25 3QB, United Kingdom.

Ilustrato Pictures International Inc. has offices located at Al Marsa Street 66, 11th Floor, Office 1105, Dubai Marina P.O. Box 32923, Dubai, UAE, 4k sq. ft., with lease payments of $9870/month renewable annually on February 24 of each year and a virtual office at 26 Broadway, Suite 934, New York NY10004, USA.  The cost per month is $99.00 and is renewed every 3 months.

Georgia Fire & Rescue Supply has a lease of $6,375 per month renewable on April 10, 2024. The property is 9,250 sq. ft., and used as a warehouse, offices and a section to service and repair tools used in the fire and rescue range of products. The property is located at 107 P Rickman Industrial Drive, Canton, Georgia, 30115, USA.

Quality industrial Corp. has a virtual office at 315 Montgomery Street, 94104 San Francisco, CA, USA. The cost per month is $109 and is renewed annually.

Quality International Co Ltd FCZ lease facilities on the addresses Hamriyah Free Zone), PO Box: 50622, Sharjah-UAE. set in table below with the square meter sizes and monthly leasing prices as indicated per facility.  In total Quality International Co Ltd FCZ lease property exceeding 220,000 square meters.

Plot No	Area SqM	Annual Rent in USD (3,67 AED)
22C/1	10.090	$285.204
22C/2	10.844
6C-01B	6.989	$47.609
6C-02	81.791	$557.159
6C-03	46.179	$314.571
6C-04	16.000	$108.992
HD-22D	30.843	$588.286
HD-22E	15.000	$286.104
HD-22F	4.114	$78.469
Total	221.850	$2.266.393

AL Shola Al Modea Safety and Security LLC

The company currently leases and operates facilities from the following two locations:

•	Head Office, Hamsah Building - A 112 Zaa'beel St - Al Karama, Dubai, United Arab Emirates - Commercial space of 594 sqm, Price AED 26,112.00, renewed annually on March 1

•	112 Zabeel Road, 1st Floor, Hamsah Building Block A, Dubai, United Arab Emirates - Office space of 113 sqm, Price AED 89,700.00, renewed annually on May 10.

 Petro Line FZ LLC leases and operates facilities from the following two locations which are renewed annually:

•	Plot PL018, Al Hulaila lndustrial Zone-FZ, Dubai, United Arab Emirates -space of 2525.64 sqm, Price AED 88,397.40.
•	Plot PL024, Al Hulaila lndustrial Zone-FZ, Dubai, United Arab Emirates - space of 3205.74 sqm, Price AED 89,700.00.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. Aside from the below, we are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us.

Ilustrato Pictures International Inc has applied to the District Court, Clark County, Nevada to have 40,000,000 shares with Ambrose & Keith cancelled as they were issued in error in 2018 as the deal never completed. The case has been won on September 15, 2022, in favor of the company and the court order was received on January 23, 2023. The transfer agent cancelled the 40,000,000 shares on February 17, 2023.

We have been named as a defendant in an action commenced by our former CEO, Larson Elmore. A case has been filed in the Eight Judicial District Court of the State of Nevada (Case No. A-22-858343-C). Plaintiff alleges that we breached a stock purchase agreement dated May 10, 2020, and promissory notes and is therefore entitled to damages. We have potential counterclaims being prepared against the former CEO, arising due to improper action and lack of disclosures. The company has disputed the claim and argue that Larson Elmore has been misleading the company and its shareholders on various matters including but not limited to liabilities, company commitments and due diligence items presented by Larson Elmore during the takeover process. We are in the process of a settlement discussion and have obtained an extension of time to respond while this process occurs.

We have been named as a defendant in an action commenced by Steve Nicol, who claims that he loaned $12,000 to a subsidiary of ILUS under a promissory note, but that ILUS agreed to assume the note. He further claims that he elected to convert the note and that ILUS failed to convert the note into shares of ILUS common stock. He has alleged breach of contract, declaratory relief, and specific performance to require the company to issue 75,000,000 shares of common stock in ILUS.

We cannot predict whether this action involving our former CEO or Mr. Nicol is likely to result in any material recovery by or expense to our company. Where it is reasonably possible to do so, the Company accrues estimates of the probable costs for the resolution of these matters. These estimates based upon an analysis of potential results and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be affected by changes in assumption.

We may continue to incur legal fees in responding to this and other lawsuits. The expense of defending such litigation may be significant and any sizeable verdict may adversely affect the company. The amount of time to resolve this and any additional lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, all of which could adversely affect our business, results of operations and cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock is qualified for quotation on the OTC Markets- OTC Pink under the symbol “ILUS” and has been quoted on the OTC Pink since 2013.

Holders

As of December 31, 2022, we had 33 shareholders of record of common stock per transfer agent’s shareholder list with others in street name.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the growth of the Registrant’s business.

The Company has not declared any cash dividends since inception and does not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay cash, or other, dividends on its Common Stock other than those generally imposed by applicable state law.

Equity Compensation Plan Information

The Company does not currently have an equity compensation plan in place other than equity compensation described in the individual employee contracts.

Common and Preferred Stock

Our authorized capital stock consists of 2,000,000,000 shares of common stock and 235,741,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2023, there were 1,379,080,699 shares of our common stock issued and outstanding and 77,313,175 shares of our preferred stock issued and outstanding.

Options and Warrants

On February 4, 2022, a Common Share Purchase Warrant was issued to Discover Growth Fund, LLC, of the $2,000,000.00 convertible promissory note of even date herewith (the “Note”), , Holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the date of issuance hereof, to purchase from the Company, 20,000,000 of the Company’s common shares (the “Warrant Shares”) (whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant) at the Exercise Price of $0.275, per share then in effect.

On December 2, 2022, we issued a common stock purchase warrant to AJB Capital Investment LLC for the $1,200,000.00 convertible promissory note. The holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the date of issuance hereof, to purchase from the Company, 30,000,000 of the Company’s common shares (the “Warrant Shares”) (whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant) at the Exercise Price per share then in effect.

On January 26, 2023, we issued a common stock purchase warrant to Jefferson Street Capital for the $100,000.00 convertible promissory note. The holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the date of issuance hereof, to purchase from the Company, 650,000 of the Company’s common shares (the “Warrant Shares”) (whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant) at the Exercise Price per share then in effect.

Debt Securities

On January 28, 2022, the company entered into a convertible note with RB Capital Partners Inc. – Brett Rosen for the amount of $500,000. The note is convertible at a fixed price $0.20 and bears 5% interest per annum. The note matures on January 27, 2024.

On February 04, 2022, the company entered into a convertible note with Discover Growth Fund LLC – John Burke for the amount of $2,000,000. The note is convertible at a 35% below the lowest past 15-day share price and bears 12% interest per annum. The note matures on February 4, 2023.

On April 26, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.20 and bears 5% interest per annum. The note matures on April 25, 2024.

On May 20, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 19, 2024.

On May 27, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 26, 2024.

On June 01, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $1,000,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 31, 2024.

On July 12, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on July 11, 2024.

On August 10, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on August 09, 2024.

On August 25, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $200,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on August 24, 2024.

On September 22, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $650,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on September 20, 2024.

On November 14, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $400,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on November 13, 2024.

On December 2, 2022, the company entered into a convertible note with AJB Capital Investment LLC for the amount of $1,200,000. The note is convertible into common stock upon an event of default at the rate equal to volume weighted average trading price of the specified period and bears 12% interest. The note matures on June 01, 2023.

On January 26, 2023, the company entered into a convertible note with Jefferson Street Capital for the amount of $100,000. The note is convertible into common stock upon an event of default at the rate equal to volume weighted average trading price of the specified period and bears 12% interest. The note matures on July 26, 2023.

Transfer Agent

The Company’s transfer agent is Pacific Stock Transfer, Inc. located at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119 with a phone number at (800) 785-7782. Our previous transfer agent was Securities Transfer Corporation located at 2901 N. Dallas Parkway suite 280, Plano TX 75093 with a phone number at 469-633-0101

The change in transfer agent had an effective date of March 10, 2023.

Equity Compensation Plans

We have no equity compensation plans other than equity compensation described in the individual employee contracts.

Recent Sales of Unregistered Securities

The following information represents securities sold by the Company since the December 31, 2019, which were not registered under the Securities Act. Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

On March 19, 2020, we issued 60,741,000 shares of Preferred Class D stock as compensation to Larson Elmore for the acquisition of Ilustrato Pictures International Inc. pursuant to Agreement with Larson Elmore for an aggregate price of $60,741.00.

On June 4, 2020, we issued 672,175 shares of Preferred Class E stock as compensation to BrohF Holdings Ltd, Hamza Nasko for conversion of debt into preferred shares for an aggregate price of $672.175.

On June 4, 2020, we issued 2,500,000 shares of Preferred Class E stock as compensation to Artem Belov for conversion of debt with FB Fire Technologies Ltd for an aggregate price of $2,500.00.

On January 27, 2021, we issued 76,000,000 shares of Common stock to GPL Ventures LLC for settlement of a convertible note for an aggregate price of $76,000.00.

On February 3, 2021, we issued 84,000,000 shares of Common stock to GPL Ventures LLC for settlement of a convertible note for an aggregate price of $84,000.00.

On February 11, 2021, we issued 84,000,000 shares of Common stock to GPL Ventures LLC for settlement of a convertible note for an aggregate price of $84,000.00.

On February 19, 2021, we issued 20,000,000 shares of Common stock to GPL Ventures LLC for settlement of a convertible note for an aggregate offering price of $20,000.00.

On March 17, 2021, we issued 20,000,000 shares of Common stock to GPL Ventures LLC for settlement of a convertible note for an aggregate offering price of $20,000.00.

On March 26, 2021, we issued 50,000,000 shares of Common stock to GPL Ventures LLC for settlement of a convertible note for an aggregate price of $50,000.00.

On March 29, 2021, we issued 20,000,000 shares of Common stock to GPL Ventures LLC for settlement of a convertible note for an aggregate price of $20,000.00.

On April 20, 2021, we issued 10,000,000 shares of Common stock to GPL Ventures LLC for settlement of a convertible note for an aggregate price of $10,000.00.

On April 28, 2021, we issued 10,000,000 shares of Common stock to GPL Ventures LLC for settlement of a convertible note for an aggregate price of $10,000.00.

On May 14, 2021, we issued 46,000,000 shares of Common stock to GPL Ventures LLC for settlement of a convertible note for an aggregate price of $46,000.00.

On May 14, 2021, we issued 34,000,000 shares of Common stock to GPL Ventures LLC for settlement of a convertible note for an aggregate price of $34,000.00.

On July 9, 2021, we issued 80,000,000 shares of Common stock to GPL Ventures LLC for settlement of a convertible note for an aggregate price of $80,000.00.

On September 10, 2021, we converted 185,000,000 of common stock held by FB Technologies Global Inc into 1,850,000 Preferred Class B Shares in agreement with FB Technologies Global Inc.

On September 14, 2021, we issued 5,000,000 shares of Common stock to Mohamed Suhail Abdool Hamid for an agreement to purchase shares for an aggregate price of $5,000.00.

On September 14, 2021, we issued 6,000,000 shares of Common stock to Riefqah Abrahams for an agreement to purchase shares for an aggregate price of $6,000.00.

On September 14, 2021, we issued 5,000,000 shares of Common stock to Zander Boshoff for an agreement to purchase shares for an aggregate price of $5,000.00.

On September 14, 2021, we issued 6,000,000 shares of Common stock to Albertus Willem Burger for an agreement to purchase shares for an aggregate price of $6,000.00.

On September 14, 2021, we issued 2,500,000 shares of Common stock to Nicolas Bernd Jonischkeit for an agreement to purchase shares for an aggregate price of $2,500.00.

On September 14, 2021, we issued 5,000,000 Shares of Common stock to Kyle Kotz for an agreement to purchase shares for an aggregate price of $5,000.00.

On September 14, 2021, we issued 5,000,000 shares of Common stock to Chantelle l’Anson-Sparks for an agreement to purchase shares for an aggregate offering price of $5,000.00.

On September 14, 2021, we issued 2,500,000 shares of Common stock as compensation to Jason Brown for services supplied to the company for an aggregate price of $2,500.00.

On September 14, 2021, we issued 10,000,000 shares of Common stock to Louise Bennett for staff compensation for an aggregate price of $10,000.00.

On September 14, 2021, we issued 5,000,000 shares of Common stock to Trygve Slette for an agreement to purchase shares for an aggregate price of $5,000.00.

On September 14, 2021, we issued 500,000 shares of Common stock as compensation to Cameron Cox for services supplied to the company for an aggregate price of $500.00.

On September 14, 2021, we issued 1,500,000 shares of preferred class F to Louise Bennett as staff compensation for an aggregate price of $150,000.00.

On September 14, 2021, we issued 2,500,000 shares of preferred class F as compensation to James Gibbons for an agreement to purchase shares for an aggregate price of $250,000.00.

On September 14, 2021, we issued 1,050,000 shares of preferred class F to John-Paul Backwell as staff compensation for an aggregate price of $105,000.00.

On September 20, 2021, we issued 1,000,000 shares of preferred class F as compensation to Cicero Transact Group Inc Michael Woloshin pursuant to a pre-existing warrant with the company which was proven to be valid and hereby honored for an aggregate price of $100,000.00.

On September 20, 2021, we issued 3,333,333 shares of Common stock to Lawrence Gillet for an agreement to purchase shares for an aggregate price of $3,333.33.

On September 21, 2021, we issued 700,000 shares of Common stock to Eli Safdieh, AES Capital Management LLC for an agreement to purchase shares for an aggregate price of $700.00.

On September 21, 2021, we issued 700,000 shares of Common stock to Arin LLC Adam Ringer for an agreement to purchase shares for an aggregate price of $700.00.

On September 23, 2021, we issued 2,500,000 shares of Common stock to Benjamin Scott Richards for an agreement to purchase share for an aggregate price of $2,500.00.

On September 23, 2021, we issued 2,500,000 shares of Common stock to Fernando Parker for an agreement to purchase shares for an aggregate price of $2,500.00.

On September 30, 2021, we converted 35,000,000 of common stock to 350,000 Preferred Class B Shares for FB Technologies Global Inc.

On October 4, 2021, we converted 250,000 Preferred Class F shares to 25,000,000 shares of Common stock for Cicero Transact Group Inc.

On December 16, 2021, we issued 75,000,000 shares of Common stock as compensation to GPL Ventures LLC for settlement of a convertible note for an aggregate price of $75,000.00.

On February 7, 2022, we issued 20,000,000 shares of Common stock as compensation to Discover Growth Fund, John Burke as commitment shares for an aggregate price of $4,000,000.00.

On February 16, 2022, we issued 50,000,000 shares of Common stock as compensation to Luki Ventures Inc. Alex Blondel for acquiring a GPL note and converting to shares for an aggregate price of $7,000,000.00.

On April 13, 2022, we issued 6,500 shares of preferred class F stock as compensation to George Joe Chudina for the purchase of Bull Head Products Inc for an aggregate price of $85,150.00.

On April 13, 2022, we issued 250 shares of preferred class F stock as compensation to Sheila A. Hansen for services in the purchase of Bull Head Products Inc for an aggregate price of $3.275.

On April 28, 2022, we converted 250,000 Preferred Class F shares to 25,000,000 shares of common stock for Cicero Transact Group Inc.

On May 4, 2022, we issued 53,000,000 shares of common stock as compensation to RB Capital Partners Inc. for conversion of a convertible note for an aggregate price of $530,000,00.

On May 17, 2022, we converted 120,000,000 of common stock to 1,200,000 shares of preferred class B stock for FB Technologies Global Inc.

On July 26, 2022, we issued 53,700,000 shares of common stock as compensation to RB Capital Partners Inc. for conversion of a convertible note for an aggregate price of $537,000.00.

On September 28, 2022, we issued 1,500 shares of preferred class F stock as compensation to Barbara J Whidby for the purchase of Georgia Fire Rescue Supply LLC for an aggregate price of $13,800.00.

On November 8, 2022, we issued 10,000,000 shares of common stock as compensation to AES Capital Management LLC. for conversion of a convertible note for an aggregate price of $390,000.00.

On December 5, 2022, we issued 35,000 preferred Class F shares to Krishnan Krishnamoorthy as staff compensation for an aggregate price of $273,700.00.

On December 5, 2022, we issued 25,000 preferred Class F shares to Carsten Kjems Falk as staff compensation for an aggregate price of $195,500.00.

On December 5, 2022, we issued 10,000 shares of preferred class F to Annemarie Leo-Smith as staff compensation for an aggregate price of $78,200.00.

On December 5, 2022, we issued 75,000 shares of preferred class F to Daniel Link as staff compensation for an aggregate price of $586,500.00.

On December 5, 2022, we issued 15,000 shares of preferred class F to Irina Shatalova as staff compensation for an aggregate price of $117,300.00.

On December 5, 2022, we issued 250,000 shares of preferred class F to Nicolas Link as staff compensation for an aggregate price of $1,955,000.00.

On December 5, 2022, we issued 15,000 shares of preferred class F to Abel Tshingambo Kayomb as staff compensation for an offering price of $117,300.00.

On December 08, 2022, we cancelled 10,000,000 shares of common stock held by Louise Bennett.

On December 08, 2022, we cancelled 1,300,000 shares of preferred class F held by Louise Bennett.

On December 08, 2022, we cancelled 800,000 shares of preferred class F held by John-Paul Backwell.

On December 08, 2022, we cancelled 2,250,000 shares of preferred class F held by James Gibbons.

On December 9, 2022, we issued 12,000,000 shares of common stock as commitment shares to AJB Capital Investment LLC for an aggregate price of $480,000.00.

On December 9, 2022, we issued 18,000,000 shares of common stock as commitment shares to AJB Capital Investment LLC for an aggregate price of $720,000.00.

On March 17, 2023, we issued 10,000,000 shares of common stock as commitment shares to AJB Capital Investment LLC for an aggregate price of $400,000.00.

On March 21, 2023, we issued 53,850,000 shares of common stock as compensation to RB Capital Partners Inc. for conversion of a convertible note for an aggregate price of $538,500,00.

The sales and issuances of the securities described below were made pursuant to the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision.

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ILUS is a Nevada Corporation primarily focused on the public safety, industrial and renewable energy sectors. Through its wholly owned subsidiary, Emergency Response Technologies Inc. (“ERT”), ILUS aims to provide technology that protects communities, front line personnel and assets by acquiring technology and solutions for the emergency response sector. This sector includes Fire and Rescue Services, Law Enforcement, Emergency Medical Services and Emergency Management. The company also has an Industrial and Manufacturing subsidiary, Quality Industrial Corp., which is focused on the acquisition and growth of process manufacturing and industrial companies. Furthermore, the company has a Mining and Renewable Energy subsidiary which is focused on the incorporation, acquisition, and growth of companies in the sustainable mining and renewable energy sectors.

ILUS has four distinct divisions which together serve a diverse global customer base. An overview of the current divisions is found below:

Emergency Response division:

Emergency Response Technologies is a subsidiary of ILUS, whose operating companies design, manufacture and distribute specialty equipment, vehicles and related parts and services. We provide firefighting equipment, firefighting vehicles, firefighting vehicle superstructures, distribution of equipment for emergency services, fire protection equipment sales, installation, and maintenance as well as servicing/maintenance of Firefighting, Rescue and Emergency Medical Services equipment.

Industrial & Manufacturing division:

This division is specialized in the manufacturing and assembling of process equipment, piping, and modules for the oil, gas, and energy sectors with over two decades of experience and key end-users in the Oil & Gas, Off-shore, Refineries & Petrochemical, Waste-water treatment plants and Chemical, Fertilizer, Metals & Mineral Processing industries. The international end-users include such as, but not limited to Chevron, BP, Shell, Total, Sasol, Gasco. The sub-division has capabilities of undertaking design, detailed engineering, procurement, fabrication, site erection, commissioning, testing & handing over of process equipment. The funding obligations for acquisitions such as Quality International Co Ltd FCZ and Petro Line FZ LLC, by our publicly listed industrial subsidiary, Quality Industrial Corp. (OTC: QIND), are currently funded by QIND itself as are the ongoing obligations for future acquisitions by the subsidiary.

Mining & Renewable Energy division:

This division is engaged in the Mining & Renewable Energy industry currently through its subsidiary Replay Solutions with recycling and recovery of precious metals from electronic waste. We incorporate a ‘Closed loop’ concept where we use E – Waste and data destruction as a resource not only to extract precious metals but to reuse all materials found in E-Waste such as plastics. We recycle cleanly, safely, and sustainably on items such as, but not limited to Print Circuit Boards (PCB) and precious metals, Cable wire, car radiator shredding and separation. We shred, crush, and grind the board to powder form and then use an airflow and an electrostatic separator to separate the materials into metal and fibers.

Defense Division:

This division is engaged in the Defense industry currently through its subsidiary Hyperion Defence Solutions where it aims to provide customers with the technological capability, solutions and services that will protect their warfighters and provide them with a technological advantage in the following key areas: Joint Close Air Support (JCAS), Counter Improvised Explosive Devices (CIED), Security Risk Management, Simulation Technology and Services.

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Macro Economic Conditions

Our business is impacted by the global economic environment, employment levels, consumer confidence, government, and municipal spending. Global instability in securities markets and the war in Ukraine are among other factors that can impact our financial performance. In particular, changes in the U.S. economic climate can impact the demand of our products range. In addition, the impact of taxes and fees can have a dramatic effect on the availability, lead-times and costs associated with raw materials and parts for our product range.

Our purchases are discretionary by nature and therefore sensitive to the availability of financing, consumer confidence, and unemployment levels among other factors and are affected by general U.S. and global economic conditions, which create risks that future economic downturns will further reduce consumer demand and negatively impact our sales.

While less economically sensitive than the Emergency Response sector, the Industrial and Manufacturing sectors are also impacted by the overall economic environment. Tenders can be withdrawn and lead times for the manufacturing can be affected which can result in cancellation of orders if not delivered on time.

Impact of Acquisitions

Historically, a significant component of our growth has been through the acquisition of businesses in our targeted sectors. We typically incur upfront costs as we incorporate and integrate acquired businesses into our operating philosophy and operational excellence. This includes the consolidation of supplies and raw materials, optimized logistics and production processes, and other restructuring and improvements initiatives. The benefits of these integration efforts may not positively impact our financial results in the short-term but has historically positively impacted medium to long-term results.

We recognize acquired assets and liabilities at fair value. This includes the recognition of identified intangible assets and goodwill. In addition, assets acquired, and liabilities assumed generally include tangible assets, as well as contingent assets and liabilities.

Recent Developments and Plan of Operations

First Half of 2022

In the first half of 2022, ILUS planned to acquire specific manufacturing and distribution capability in the United States as well as additional technological and strategic advancement. ILUS therefore acquired Bull-Head Products, a Tennessee based manufacturer specialist vehicle truck beds and vehicle conversions, Georgia Fire & Rescue, Georgian based distributor of firefighting equipment, and Quality Industrial Corp. a Special Purpose Vehicle listed on the OTCQB intended for the acquisition Quality International Co Ltd FCZ which the company signed a binding letter of intent to acquire on June 30, 2022, and for further strategically aligned acquisitions. In February 2022, ILUS hired a Chief Financial Officer (CFO) for the Company and in June 2022 ILUS hired a Chief Commercial Officer.

Second Half of 2022

In the second half of 2022, ILUS completed its audit process for 2020 and 2021 therefore it filed this Form 10-12G Registration Statement with the U.S. Securities and Exchange Commission (the "SEC") to become a fully reporting company. In the second half of 2022, the company expected to acquire other companies in the Emergency Response technology and manufacturing sectors. We have 7 acquisitions completed for the financial year of 2022 with AL Shola Al Modea Safety and Security LLC being the last on December 13, 2022. ILUS is in the process of launching an approved investment project in Serbia, whereby it has been approved to obtain subsidies from the Serbian government for the employment of Serbian nationals, for the property and for the required machinery and equipment to manufacture commercial Electric Utility Vehicles currently used for emergency response purposes as sold by our Emergency Response division, as well as for industrial, hospitality and agricultural purposes. The project has been approved by the Republic of Serbia and ILUS will with the investment receive incentive funds from the Republic of Serbia equivalent to 35% of the gross salaries of all hires and 25% of all capital expenditure (CAPEX). The total amount of government subsidies for ILUS EV Technologies is expected to be upwards of $8 million for its first investment project in Serbia and Serbia is planned to be ILUS’ main production hub for vehicles and equipment outside of the United States. ILUS has secured a large site on the outskirts of Cacak and also has the option to secure manufacturing facilities in Rekovac, Kragujevac and Jagodina. The company is engaged with an Investment Bank to complete a planned subsidiary IPO. ILUS plans to appoint Strategic Advisors to strengthen the organization and its corporate governance for its first planned subsidiary up list to a major stock exchange. In our July 13, 2022, press release, we updated our revenue forecast to a run rate revenue of $140 million for 2022 due to current progress and the agreed acquisitions at the time expected to close in the 3rd quarter. The company had run rate revenue of $142.24 million if annualizing the audited revenue for the three months ended December 31, 2022.

First Half of 2023

ILUS acquired 52% of Quality International Co Ltd FCZ on January 18, 2023 and 51% of Petro Line FZ LLC on January 27, 2023. Quality International Co Ltd FCZ currently has signed purchase orders of $150M in various stages of the manufacturing process and an additional $220M in expected orders. QIND will, following the acquisitions, disclose any known trends or uncertainties that have had or that the company reasonably expects will have a material impact on net sales or revenues or income from continuing operations. In the first half of 2023, ILUS plans to complete additional Emergency Response Technologies acquisitions, as well as integrate newer acquisitions into the group. We are presently manufacturing in the United States, United Arab Emirates, United Kingdom and Republic of Serbia. The company plans to further expand its manufacturing in the United States and to Spain during the first half of 2023. The company also plans to further expand operations through its newly formed Defense subsidiary. The focus will be on the international expansion of its subsidiaries through strategically aligned acquisitions and the growth of the operating companies. ILUS anticipates hiring additional finance, legal and acquisition personnel to facilitate and manage the growth as well as additional Strategic Advisors, consisting of experienced individuals from the Emergency Response, Industrial, Manufacturing, Mining, and Renewable Energy sectors.

Second Half of 2023

In the second half of 2023, ILUS plans to continue the international expansion of its subsidiaries by increasing sales and operational efficiencies as well as the completion of additional strategically aligned acquisitions. The company plans to focus on the completion of additional Quality Industrial Corp., Replay Solutions and Defense acquisitions during this period. Additional focus will go towards the ongoing consolidation and integration of acquisitions as well as increased manufacturing of the company’s emergency response products in the United States.

Financial Revenue Forecasts

For the FY 2023 the company forecasts revenue upwards of $200M for its four divisions. The following revenue per division is forecasted for the FY2023:

•	Industrial & Manufacturing: $150M
•	Emergency & Response: $30M
•	Mining & Renewable Energy: $10M
•	Defense: $10M

Total forecasted Revenue FY2023: $200M

The company will, disclose any known trends or uncertainties that have had or that the company reasonably expects will have a material impact on net sales or revenues or income from continuing operations in its ongoing filing obligations. The above forecast is based upon historic performance and known purchase orders at the time of filing If any of the risks referenced in Item 1A should occur, as well as other risks not currently known to the company or that we currently consider immaterial, our business, operating results and financial condition could be materially adversely affected.

Results of Operations for the Years Ended December 31, 2022, and 2021

Performance in 2022 Compared with 2021

	Currency: US Dollars
	Jan - Dec 2022	Jan - Dec 2021	Change $
Net Sales	78,344,131	11,263,875	67,080,256
Cost of Sales	49,983,258	7,489,784	42,493,474
Gross Profit	28,360,873	3,774,091	24,586,782
Gross Margin	36%	34%	2%
General, Selling & Administration Expenses	30,390,586	1,165,229	29,225,357
Operating Income	(2,029,712)	2,608,862	(4,638,574)

Net Sales

For the year 2021, ILUS acquired three companies, namely Firebug Group (FB Fire Technologies Ltd and Firebug Mechanical Equipment LLC) with both companies engaged in the business of manufacturing firefighting equipment and firefighting vehicles for global customers, and Bright Concept Detection and Protection System LLC (BCD Fire) a company engaged in the business of sales, distribution, installation and maintenance of Fire Protection and Security systems and lastly, The Vehicle Converters LLC, a company engaged in the conversion of specialized vehicles for specialist applications such as mobile clinics, ambulances, defense and oil field transportation.

The revenue earned in the year 2021 corresponds to the above three subsidiaries, in-house operations and the manufacturing of Firefighting Equipment.

Our 2022 revenue increased to $78,344,131 from $11,263,875 in 2021. The increase in revenue is primarily a result of the acquisition of Quality International by our Industrial & Manufacturing subsidiary and the newly acquired companies in our Emergency Response subsidiary. Quality International has been consolidated for the last three quarters of 2022 following the signed binding letter of intent for its acquisition in Q2, 2022. There were no operations in our Industrial & Manufacturing division for the year 2021. Further, 2022 financial results of Emergency & Response Segment are comprised of six subsidiaries versus three subsidiaries in the year 2021.

Figures In USD

Division	Year 2021	Year 2022
Emergency & Response	11,263,875	12,740,458
Industrial & Manufacturing	0	65,603,673
Total Revenue	11,263,875	78,344,131

We believe we have made substantial progress in our Industrial & Manufacturing division (QIND) in this fiscal year. The Company will allocate financial, technical and sales resources for our recently acquired subsidiaries with the aim to positively impact their financial results through increased sales orders and efficiency. Allocated personnel will primarily focus on accelerating sales and marketing efforts, product development, international market expansion, optimizing of supply chain and production processes, overall increased profitability while continuing with the integration and optimization of current operating companies. With the group expansion and growth, we also anticipate hiring executives and personnel with specific industry experience and fields of expertise to streamline financial reporting, compliance, Investor Relations and to improve our corporate governance in line with an anticipated uplist to a national exchange.

In our Emergency & Response Technologies subsidiary, our challenge is to bring some operating companies up to the high level of performance of our top performing businesses. We will continue to focus on improving the performance of lagging businesses through actions which include but are not limited to; targeted and more robust sales and marketing efforts, appointment of new distributors and dealers where applicable, enhanced product development, active measures to ensure that payment terms are met by customers, and significant efforts to reduce indirect costs as well as general and administrative costs.

Geographical presence

Presently our operations are spread across United States, United Arab Emirates, United Kingdom, and Republic of Serbia, however we plan to further expand our regional presence and aim to expand our manufacturing operations in the United States and to Spain during 2023.

Figures in USD

Region Wise Revenue	2021	2022
United States	10,930,000	12,242,551
International Operations (Rest of the World)	333,875	66,101,580

Gross Profit

Figures in USD	Jan -Dec 2022	Jan- Dec 2021	Change $
Emergency Response Division Industrial & Manufacturing Division Gross Profit	6,688,741 21,672,132 28,360,873	3,774,091 0 3,774,091	2,914,650 21,672,132 24,586,782

Consolidated gross profit increased by $28.3 million in the fiscal year 2022 primarily due to higher gross profit in the Industrial & Manufacturing division along with increase in gross profit in the Emergency response segment.

The increase in gross profit in the Emergency Response Division is primarily the result of increased efficiencies resulting from operational improvement initiatives and higher volume leverage, favorable price/cost and productivity.

Subsidiary Income Statement

In the year 2021, only one Subsidiary, Emergency & Response Technologies was operational, and it was comprised of 3 operating companies.

Year 2021	Emergency & Response Division	Industrial & Manufacturing Division
Revenue	11,263,875	0
Cost of Revenue	7,489,784	0
Operating expenses
Selling,General & Admin Expenses	1,165,229	0
Profit from Operations	2,608,862	0
Non- Operating expenses	463,886
Finance Cost	—	0
Depreciation	—	0
Other Non- operating Expenses	—	0
Non- Operating Income
Premium on Investment	11,835,500	0
Net Income	13,980,477	0

In the year 2022, both Emergency & Response Technologies and our Industrial & Manufacturing Subsidiaries were revenue generating. Emergency Response Technologies comprised 6 Subsidiaries whereas the Industrial & Manufacturing Division comprised only one subsidiary in the year 2022.

Year 2022	Emergency & Response Division	Industrial & Manufacturing Division
Revenue	12,740,458	65,603,673
Cost of Revenue	6,051,717	43,931.541
Operating expenses
Selling,General & Admin Expenses	18,919,459	11,471,127
Profit from Operations	(12,230,717)	10,201,005
Non- Operating expenses
Finance Cost	—	—
Depreciation	242,050	—
Other Non- operating Expenses	(4,147,739)	4,147,739
Non- Operating Income
Premium on Investment	6,111,135	—
Other Non- operating Income	—	720,003
Net Income	(2,213,891)	6,773,267
Net Income of the Group	—	4,559,375

Selling, General and Administrative Expenses/ Operating expenses

Figures in USD	Jan -Dec 2022	Jan- Dec 2021	Change $
Emergency Response Division Industrial & Manufacturing Operating Expenses	18,919,459 11,471,127 30,390,586	1,165,229 0 1,165,229	17,754,230 11,471,127 29,225,357

Selling, general and administrative (“SG&A”) expenses corresponding to the Emergency Response Technologies subsidiary have increased primarily due to the impact from acquisitions, resource investments, product development, marketing, and employee-related costs. Such expenses were higher in 2022, as more companies were acquired under this segment and a larger amount was spent towards the strengthening and growth of our companies in this segment to increase both revenue and profitability in 2023 and 2024 as well as longer term growth.

Other Income/ Expense

During the year 2021, company earned $11 Million on account of premium received of the investment and non-operating expenses corresponds to Finance Cost.

Net Income

We incurred net income for the group of $4,559,375 for the year ended December 31, 2022, compared to a net income of $13,980,477 for the same period ended December 31, 2021. The main driver for the decrease in net income for the year ended December 31, 2022, was an increase in SG&A as referenced above.

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are working capital, expansion of existing manufacturing facilities, product development and certification, new acquisitions and existing acquisition tranche payments, debt service payments and general corporate operational needs. Historically, these cash requirements have been met through cash provided by financing activities.

Based on management’s current expectations and available information, the Company believes its increase in operations and cash available from Financing activities will be sufficient to meet its operating cash requirements, planned capital expenditures, interest and principal payments on all borrowings, for the foreseeable future.

The Company continues to actively monitor its liquidity position and working capital needs and prioritizes capital expenditure related to capacity and strategic investments. The Company remains in a stable overall position regarding capital resources and liquidity, which the Company believes is adequate to meet its projected needs.

Additionally, if aligned businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the financing for these acquisitions through the incurrence of additional borrowings.

On December 31, 2022, working capital was $59 million. Furthermore, as of December 31, 2022, the Company’s cash and cash equivalents totaled $2 million, of which $xxx million was held outside of the United States.

On December 31, 2022, we had a working capital deficit of $15.85 million compared with a working capital of $3.82 million as of December 31, 2021. The deficit is due a loan payable of $82M for the acquisition of Quality International.

Cash Flow Summary

The following table shows summary cash flows for fiscal years 2022 and 2021:

Figures in USD	Jan -Dec 2022	Jan- Dec 2021
Net Cash (used in) provided by Operating Activities Net Cash (used in) provided by Investing Activities Net Cash (used in) provided by Financing Activities Net Increase in Cash & Cash Equivalents	23,758,170 (57,714,835) 35,258,699 1,302,034	(1,504,760) (1,629,716) 3,309,812 175,336

Operating Cash Flows

Net cash used in operating activities for the fiscal year 2022 was $33 million, compared to net cash provided by operating activities in the year 2021 which was $13 million. The decrease in positive cash generation from operating activities for the fiscal year 2022 is related to an increase in accounts receivable, an increase in inventories due to supply chain, an increase in accounts payable and higher purchases of inventory, partially offset by an increase in customer advances.

Investing Cash Flows

Investing activities used cash of $60 million for acquisitions in the fiscal year 2022.The increase in net cash used for investing activities was primarily due to increased investment primarily in acquisitions.

Financing Activities

Balance Sheet
As of December 31,2022
	Currency: US Dollars
	December 31,2022	December 31, 2021
ASSETS
Cash & Cash Equivalents	1,478,702	176,668
Other Current Assets	137,712,306	13,769,621
Total Current Assets	139,191,009	13,946,289
Non-Current Assets	18,368,326	16,187,530
Fixed Assets	93,858,128	1,460,640
Total Assets	251,417,462	31,594,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities	155,038,043	10,124,692
Total Current Liabilities	155,038,043	10,124,692
Long term Liabilities	40,262,287	3,398,838
Total Long-term liabilities	40,262,287	3,398,838
EQUITY
Stockholders Equity	56,117,132	18,070,929
	56,117,132	18,070,929
Total liabilities and stockholders’ equity	251,417,462	31,594,459

Statement of Profit & Loss
	Currency: US Dollars
	Jan -Dec 2022	Jan- Dec 2021
Net Sales	78,344,131	11,263,875
Cost of Sales	49,983,258	7,489,784
Gross Profit	28,360,873	3,774,091
General, Selling & Administration Expenses	30,390,586	1,165,229
Operating Income	(2,029,712)	2,608,862
Non-Operating Income	6,831,138	11,835,500
Non-Operating Expenses	—	463,8856
Depreciation	242,050
Net Income attributable to ILUS	4,559,375	13,980,477

Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate increased revenues and raise capital within one year from the date of filing.

Over the next twelve months management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Annual Report following Item 15 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2023: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Date Appointed and Offices Held
Nicolas Link	42	Appointed on January 14, 2021 Chief Executive Officer (Principal Executive Officer & Chairman of the Board of Directors) and member of the Board of Directors

John-Paul Backwell	42	Appointed on July 1, 2021 Managing Director

Louise Bennett	52	Appointed on February 1, 2021 Chief Operational Officer

Krishnan Krishnamoorthy	56	Appointed on February 2, 2022 Chief Financial Officer (principal financial/accounting officer)

Carsten Kjems Falk	48	Appointed on June 1, 2022 Chief Commercial Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Nicolas Link (Chief Executive Officer, Chairman and Directors)

Mr. Link is a serial Entrepreneur. He has started, grown, and exited multiple companies in the UK, Dubai, China, Poland & South Africa.

Mr. Link joined the Company on January 14, 2021, as our CEO and Chairman of the Board of Directors. From May 28, 2022, Mr. Mr. Link holds the position as Chairman of the Board of Directors at Quality Industrial Corp. “QIND” a Subsidiary of the Company. From April 8, 2022, Mr. Link holds the position as Chairman of the Board of Directors at Dear Cashmere Holding Co. (Swifty Global) “DRCR”. From November 1, 2014, Mr. Link holds the position as CEO and Chairman of the Board of Directors at Firebug Group, an operating company. On December 7, 2022, Mr. Link was appointed as CEO and Chairman of the Board of Directors for CGrowth Capital, Inc (CGRA).

Aside from that provided above, Mr. Link does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

We believe that Mr. Link is qualified to serve on our Board of Directors because of, but not limited to, his experience in growing several companies in the public safety industry and his extensive network.

John-Paul Backwell (Managing Director)

Mr. Backwell joined the Company on July 1, 2021, as our Managing Director. From May 28, 2022, Mr. Backwell was appointed as Chief Commercial Officer at Quality Industrial Corp. “QIND”, a Subsidiary of the Company. On October 21, 2022, Mr. Backwell resigned as CCO of Quality Industrial Corp. and was appointed as Chief Executive Officer of Quality Industrial Corp. From February 1, 2022, Mr. Backwell also holds the position as Director at Emergency Response Technologies. a Subsidiary of the Company. From November 1, 2014, Mr. Backwell has held the position of Director at FB Fire Technologies, an operating Company.

Mr. Backwell has 25 years’ experience in the development and leadership of Global Sales Teams predominantly in the fields of Public Safety and Security with a focus on disruptive technology.

Aside from that provided above, Mr. Backwell does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

We believe that Mr. Backwell is qualified to serve on our Board of Directors because of, but not limited to, his extensive experience in the public safety industry, his business management, and global sales experience.

Louise Bennett (Chief Operations Officer)

Mrs. Bennett joined the Company on February 1, 2021, as our Chief Operations Officer. From May 28, 2022, Mrs. Bennett also holds the position of Chief Operations Officer at Quality Industrial Corp. “QIND” a Subsidiary of the Company. From March 1, 2014, Mrs. Bennett holds the position of General Manager at FB Fire Technologies, an operating company.

Mrs. Bennett possesses more than 25 years' experience in senior operational management of global engineering, manufacturing, and distribution businesses.

Aside from that provided above, Mrs. Bennett does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Krishna Krishnamoorthy (Chief Financial Officer)

Mr. Moorthy joined the Company on February 2, 2022, as our Chief Financial Officer. From May 28, 2022, Mr. Moorthy holds the position as Chief Financial Officer at Quality Industrial Corp. “QIND” a Subsidiary of the Company. From August 2020 Jan 2022. Mr. Moorthy worked as Group CFO with Bahrain Ship Repair Engineering Company. From December 2019 to August 2020 Mr. Moorthy worked as CFO for Firebug, an operating company. From 2018 to 2019 Mr. Moorthy worked as Group CFO at HO Holdings.

Mr. Moorthy possesses 35 years’ senior Financial Management experience of Public and Private companies in London, Dubai, Singapore & India. Mr. Moorthy holds a Ph. D LLB and MBA.

Aside from that provided above, Mr. Krishnamoorthy does not hold and has not held over the past five years other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Carsten Kjems Falk (Chief Commercial Officer)

Mr. Falk joined the Company on June 1, 2022, as our Chief Commercial Officer. From June 1st, 2020, Mr. Falk held the position as Wikisoft Corp.’s “WSFT” (now Quality Industrial Corp. “QIND”) a Subsidiary of the Company and signed a new contract as Chief Executive Officer on September 1, 2020. On October 21, 2022, Mr. Falk resigned as CEO of Quality Industrial Corp. and was appointed as Chief Commercial Officer of Quality Industrial Corp. From 2013 to 2019, Mr. Falk was Chief Executive Officer at Domino’s Pizza DK. Mr. Falk holds a master’s degree in mathematics.

Mr. Falk has a proven track record, including successfully winning two Gazelle Prizes in 2017 and 2018 respectively from the leading financial newspaper in Denmark, and has been awarded twice for best in global online sales by Domino’s International in 2016 and 2018 respectively. Mr. Falk’s resume also includes business acceleration and driving profitable growth for B2B and B2C Venture capital owned companies in Europe.

Aside from that provided above, Mr. Falk does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Term of Office

Our directors are appointed to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, subject to their respective employment agreements.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K.

Committees

We do not have a separately designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending December 31, 2022, and 2021, the board of directors:

Reviewed and discussed the audited financial statements with management and reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2022, and 2021, to be included in this Registration Statement on Form 10-K filed with the Securities and Exchange Commission.

Code of Ethics & Insider Trading Policy

We have adopted a Code of Ethics & Insider Trading Policy which applies to our executive officers, directors and employees, a copy of our code of ethics is filed as Exhibit 14.1 and 14.2 to our Annual Report on Form 10-K for the year ended December 31, 2022..

ITEM 11.	EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officers paid by us during the years ended December 31, 2022, and 2021.

2021 & 2022 Summary Compensation Table

	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Totals $
Nicolas Link	2021	109,000.00	—	—	—	—	—	—	109,000.00
	2022	123,840.00		1,955,000.00					2,078,840,00
John-Paul Backwell**	2021	54,518.39	—	25,000.00	—	—	—	—	79,518.39
	2022	133,875.00		—					133,875.00
Louise Bennett**	2021	48,840.00	—	20,000.00	—	—	—	—	68,840.00
	2022	79,050.00		—					79,050.00
Krishna Krishnamoorthy*	2021	—	—	—	—	—	—	—	—
	2022	117,180.00		273,700.00					390,880.00
Carsten Falk*	2021	—	—	—	—	—	—	—	—
	2022	52,500.00		195,500.00				—	248,000.00

*Salary paid to Mr. Moorthy and Mr. Falk has been considered from their date of employment with the company as CFO and CCO respectively.

** Stock awards issued to John-Paul Backwell and Louise Bennett in the year 2021 were partially cancelled on December 5, 2022. Stock Awards in 2021, displays the shares held by each officer as of December 31, 2022.

Stock-awards to executives are in compliance with ASC 718 and recognized in the consolidated statement of operations based on their fair values at the date of grant. Par value deemed as fair value for 2021 audited financials.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Officers and Directors of the Company have an employee agreement with the parent Company. The agreements also govern their employment in the majority owned subsidiary Quality Industrial Corp. All salaries are paid by ILUS and stock-based compensation is as a combination from both companies.

Nicolas Link (Chief Executive Officer & Chairman)

The company entered into an employment agreement with Mr. Link on January 14, 2021, in his capacity as Chief Executive Officer and Chairman. Pursuant to the agreement, the company agreed to pay Mr. Link a salary of $123,840 per annum. For entering the amended employment agreement on June 30, 2022, Mr. Link will be issued 2,750,000 QIND common shares in 2023 and was issued 250,000 shares of Class F Shares convertible into 25,000,000 common shares in Ilustrato Pictures International Inc. on December 5, 2022. Lock-up of the shares will be under rule 144. If Mr. Link should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr. Link can sell 25% of any remain shares per quarter. The company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares.

Mr. Link is eligible for the Company Officer’s Short Term Incentive Program (STIP), a Performance Based Target opportunity. Mr. Links target opportunity equals 5,000,000 common shares in the company and 1,000,000 common shares in the subsidiary Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Board of Directors and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors will after the annual result discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

If the company or any of its subsidiaries should up list to a National Exchange through an initial public offering (IPO) the Chief Executive Officer is entitled to an appropriate market based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with a revised appropriate Short Term Incentive Program (STIP), shares in an up list or IPO of the company or its subsidiaries, all subject to approval by the Board of Directors.

The Chief Executive Officer is also eligible of up to 30 days per year excluding public holidays and may not carry over any unused vacation from prior years and is eligible to participate in all health and welfare benefits provided to other employees of the Company (other than any severance plans) or similar own insurance paid by the company.

The Chief Executive Officer is also eligible for vacation, paid sick days, mobile and internet and expenses incurred for travel, nights away from home, dining, entertainment etc.

If the Chief Executive Officer’s employment is terminated by the Company for Cause, or if his employment with the Company ends due to death, "permanent and total disability", or due to a voluntary termination of employment by The Chief Executive Officer without Good Reason, then The Chief Executive Officer shall only be entitled to any earned but unpaid compensation as well as any other amounts or benefits owing to The Chief Executive Officer under the terms of any employee benefit plan of the Company.

If the Chief Executive Officer’s employment with the Company is terminated by the Company in connection with a non-renewal of the Agreement without Cause or for reasons other than Cause, death, "permanent and total disability” or is voluntarily terminated by The Officer for Good Reason, then The Officer shall be entitled to the Severance Benefits as well as his Accrued Benefits. In the event the Director becomes entitled to receive severance benefits the Company shall pay and provide for a period of 6 months after the Date of Termination, the Director’s then current base salary per month, a pro rata portion of any annual bonus that the Director would have been entitled to receive.

The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by the full text of the employment contract in exhibit 10.1.

John-Paul Backwell (Managing Director)

The company entered into an employment agreement with Mr. Backwell on July 1, 2021, in his capacity as Managing Director. Pursuant to the agreement, the company agreed to pay Mr. Backwell a salary of $133,875 per annum. Mr. Backwell was issued 1,050,000 Preferred F Shares on September 14, 2021. In accordance with his amended employee agreement signed on June 30, 2022, Mr. Backwell had 800,000 preferred F Shares cancelled on December 8, 2022, and currently holds 250,000 shares of Class F Shares convertible into 25,000,000 common shares in Ilustrato Pictures International Inc. In accordance with his amended employee agreement, Mr. Backwell will be issued 2,250,000 QIND common shares in 2023. Lock-up of the shares will be under rule 144. If Mr. Backwell should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr. Backwell can sell 25% of any remain shares per quarter. The company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares.

Mr. Backwell is eligible for the Company Officer’s Short Term Incentive Program (STIP), a Performance Based Target opportunity. Mr. Backwell’s target opportunity equals 5,000,000 common shares in the company and 1,000,000 common shares in the subsidiary Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Board of Directors and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors will after the annual result discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

If the company or any of its subsidiaries should up list to a National Exchange through an initial public offering (IPO) the Managing Director is entitled to an appropriate market based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with a revised appropriate Short Term Incentive Program (STIP), shares in an up list or IPO of the company or its subsidiaries, all subject to approval by the Board of Directors.

The Managing Director is also eligible of up to 30 days per year excluding public holidays and may not carry over any unused vacation from prior years and is eligible to participate in all health and welfare benefits provided to other employees of the Company (other than any severance plans) or similar own insurance paid by the company.

The Managing Director is also eligible for vacation, paid sick days, mobile and internet and expenses incurred for travel, nights away from home, dining, entertainment etc.

If the Managing Director’s employment is terminated by the Company for Cause, or if his employment with the Company ends due to death, “permanent and total disability”, or due to a voluntary termination of employment by The Managing Director without Good Reason, then The Managing Director shall only be entitled to any earned but unpaid compensation as well as any other amounts or benefits owing to The Managing Director under the terms of any employee benefit plan of the Company.

If the Managing Director’s employment with the Company is terminated by the Company in connection with a non-renewal of the Agreement without Cause or for reasons other than Cause, death, “permanent and total disability” or is voluntarily terminated by The Officer for Good Reason, then The Officer shall be entitled to the Severance Benefits as well as his Accrued Benefits. In the event the Officer becomes entitled to receive severance benefits the Company shall pay and provide for a period of 3 months after the Date of Termination, the Officer’s then current base salary per month, a pro rata portion of any annual bonus that the Officer would have been entitled to receive.

The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by the full text of the employment contract in exhibit 10.2.

Louise Bennett (Chief Operations Officer)

The company entered into an employment agreement with Mrs. Bennett on February 1, 2021, in her capacity as Chief Operations Officer. Pursuant to the agreement, the company agreed to pay Mrs. Bennett a salary of $53,280 per annum. Mrs. Bennett was issued 1,500,000 Pref F Shares and 10,000,000 common shares of ILUS on September 14, 2021. On 30th June 2022 an amended contract was entered into with a salary of $81,000 per annum. In accordance with her amended employee agreement signed on June 30, 2022, Mrs. Bennett had 850,000 Preferred F Shares and 10,000,000 common shares cancelled on December 8, 2022, and currently hold 200,000 shares of Class F Shares convertible into 20,000,000 common shares in Ilustrato Pictures International Inc. In accordance with her amended employee agreement, Mrs. Bennett will also be issued 500,000 QIND common shares in 2023. Lock-up of the shares will be under rule 144. If Mrs. Bennett should resign, she will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mrs. Bennett can sell 25% of any remain shares per quarter. The company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares.

Mrs. Bennett is eligible for the Company Officer’s Short Term Incentive Program (STIP), a Performance Based Target opportunity. Mrs. Bennett’s target opportunity equals 2,500,000 common shares in the company and 250,000 common shares in the subsidiary Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Board of Directors and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors will after the annual result discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

If the company or any of its subsidiaries should up list to a National Exchange through an initial public offering (IPO) the Chief Operations Officer is entitled to an appropriate market based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with a revised appropriate Short Term Incentive Program(STIP), shares in an up list or IPO of the company or its subsidiaries, all subject to approval by the Board of Directors.

The Chief Operations Officer is also eligible of up to 30 days per year excluding public holidays and may not carry over any unused vacation from prior years and is eligible to participate in all health and welfare benefits provided to other employees of the Company (other than any severance plans) or similar own insurance paid by the company.

The Chief Operations Officer is also eligible for vacation, paid sick days, mobile and internet and expenses incurred for travel, nights away from home, dining, entertainment etc.

If the Chief Operations Officer’s employment is terminated by the Company for Cause, or if her employment with the Company ends due to death, “permanent and total disability”, or due to a voluntary termination of employment by The Chief Operations Officer without Good Reason, then The Chief Operations Officer shall only be entitled to any earned but unpaid compensation as well as any other amounts or benefits owing to The Chief Operations Officer under the terms of any employee benefit plan of the Company.

If the Chief Operations Officer’s employment with the Company is terminated by the Company in connection with a non-renewal of the Agreement without Cause or for reasons other than Cause, death, “permanent and total disability” or is voluntarily terminated by The Officer for Good Reason, then The Officer shall be entitled to the Severance Benefits as well as her Accrued Benefits. In the event the Officer becomes entitled to receive severance benefits the Company shall pay and provide for a period of 3 months after the Date of Termination, the Officer’s then current base salary per month, a pro rata portion of any annual bonus that the Officer would have been entitled to receive.

The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by the full text of the employment contract in exhibit 10.3.

Krishnan Krishnamoorthy (Chief Financial Officer)

The company entered into an employment agreement with Mr. Krishnamoorthy on February 2, 2022, in his capacity as Chief Financial Officer. Pursuant to the agreement, the company agreed to pay Mr. Moorthy a salary of $130,000 per annum. In accordance with his amended employee agreement signed on June 30, 2022, Mr. Krishnamoorthy was issued 35,000 shares of Class F Shares in Ilustrato Pictures International Inc. on December 5, 2022, convertible into 3,500,000 common shares in Ilustrato Pictures International Inc. In accordance with his amended employee agreement, Mr. Krishnamoorthy will also be issued 2,250,000 QIND common shares in 2023. Lock-up of the shares will be under rule 144. If Mr. Krishnamoorthy should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr. Krishnamoorthy can sell 25% of any remain shares per quarter. The company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares.

Mr. Krishnamoorthy is eligible for the Company Officer’s Short Term Incentive Program (STIP), a Performance Based Target opportunity. Mr. Krishnamoorthy ’s target opportunity equals 2,500,000 common shares in the company and 250,000 common shares in the subsidiary Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Board of Directors and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors will after the annual result discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

If the company or any of its subsidiaries should up list to a National Exchange through an initial public offering (IPO), the Chief Financial Officer is entitled to an appropriate market-based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with a revised appropriate Short Term Incentive Program (STIP), all subject to approval by the Board of Directors.

The Chief Financial Officer is also eligible of up to 30 days per year excluding public holidays and may not carry over any unused vacation from prior years and is eligible to participate in all health and welfare benefits provided to other employees of the Company (other than any severance plans) or similar own insurance paid by the company.

The Chief Financial Officer is also eligible for vacation, paid sick days, mobile and internet and expenses incurred for travel, nights away from home, dining, entertainment etc.

If the Chief Financial Officer’s employment is terminated by the Company for Cause, or if his employment with the Company ends due to death, “permanent and total disability”, or due to a voluntary termination of employment by The Chief Financial Officer without Good Reason, then The Chief Financial Officer shall only be entitled to any earned but unpaid compensation as well as any other amounts or benefits owing to The Chief Financial Officer under the terms of any employee benefit plan of the Company.

If the Chief Financial Officer’s employment with the Company is terminated by the Company in connection with a non-renewal of the Agreement without Cause or for reasons other than Cause, death, “permanent and total disability” or is voluntarily terminated by The Officer for Good Reason, then The Officer shall be entitled to the Severance Benefits as well as his Accrued Benefits. In the event the Officer becomes entitled to receive severance benefits the Company shall pay and provide for a period of 3 months after the Date of Termination, the Officer’s then current base salary per month, a pro rata portion of any annual bonus that the Officer would have been entitled to receive.

The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by the full text of the employment contract in exhibit 10.4.

Carsten Kjems Falk (Chief Commercial Officer)

The company entered into an employment agreement with Mr. Falk on June 1, 2022, in his capacity as Chief Commercial Officer. Pursuant to the agreement, the company agreed to pay Mr. Falk a salary of $90,000 per annum starting June 2022. Mr. Falk was issued 25,000 Pref F Shares in ILUS on December 5, 2022, convertible into 2,500,000 common shares in Ilustrato Pictures International Inc. Mr. Falk will also be issued 2,250,000 common shares in QIND in 2023, for entering the employment agreement on June 1, 2022, and waiving all liabilities as CEO in the subsidiary Quality Industrial Corp. Lock-up of the shares will be under rule 144. If Mr. Falk should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr. Falk can sell 25% of any remain shares per quarter.

Mr. Falk is eligible for the Company Officer’s Short Term Incentive Program (STIP), a Performance Based Target opportunity. Mr. Falk’s target opportunity equals 3,500,000 common shares in the company and 250,000 common shares in the subsidiary Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). Any bonus compensation will be pro-rated according to the start date of the Officer. The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Chairman of the board and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors will after the annual result discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

If the company or any of its subsidiaries should up list to a National Exchange through an initial public offering (IPO) the Chief Commercial Officer is entitled to an appropriate market-based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with a revised appropriate Short Term Incentive Program (STIP), all subject to approval by the Board of Directors.

The Chief Commercial Officer is also eligible of up to 30 days per year excluding public holidays and may not carry over any unused vacation from prior years and is eligible to participate in all health and welfare benefits provided to other employees of the Company (other than any severance plans) or similar own insurance paid by the company.

The Chief Commercial Officer is also eligible for vacation, paid sick days, mobile and internet and expenses incurred for travel, nights away from home, dining, entertainment etc.

If the Chief Commercial Officer’s employment is terminated by the Company for Cause, or if his employment with the Company ends due to death, "permanent and total disability", or due to a voluntary non-renewal of this Agreement by the Company or due to a voluntary termination of employment by The Chief Commercial Officer without Good Reason, then The Chief Commercial Officer shall only be entitled to any earned but unpaid compensation as well as any other amounts or benefits owing to The Chief Commercial Officer under the terms of any employee benefit plan of the Company.

If the Chief Commercial Officer’s employment with the Company is terminated by the Company in connection with a non-renewal of the Agreement without Cause or for reasons other than Cause, death, "permanent and total disability” or is voluntarily terminated by The Officer for Good Reason, then The Officer shall be entitled to the Severance Benefits as well as his Accrued Benefits. In the event the Officer becomes entitled to receive severance benefits the Company shall pay and provide for a period of 3 months after the Date of Termination, the Officer’s then current base salary per month, a pro rata portion of any annual bonus that the Officer would have been entitled to receive.

The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by the full text of the employment contract in exhibit 10.5.

Outstanding Equity Awards at Fiscal Year-End

Other than as discussed above, no executive officer received any equity awards, or holds exercisable or un-exercisable options, as of the years ended December 31, 2022, and 2021.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for our Director or executive officer other than described in the individual contracts.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors determines executive compensation.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as Directors. The Board of Directors has the authority to fix the compensation of Directors. No amounts have been paid to, or accrued to, Directors in such capacity.

Director Independence

The Board of Directors is currently composed of one member, which is Nicolas Linkl. Aside from him, no director qualifies as independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.

Security Holders Recommendations to Board of Directors

The Company welcomes comments and questions from the shareholders. However, while the Company appreciates all comments from shareholders, it may not be able to individually respond to all communications.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock as of March 31, 2023, for (i) all executive officers and director as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent (5%) of our capital stock. All addresses are 26 Broadway, Suite 934, New York, NY 10004 unless otherwise indicated.

Name & Address of Beneficial Owner	Common Stock		Class A Preferred Stock		Class B Preferred Stock		Class D Preferred Stock		Class E Preferred Stock		Class F Preferred Stock
	No. of shares Owned	Percent of Class	No. of shares Owned	Percent of Class	No. of shares Owned	Percent of Class	No. of shares Owned	Percent of Class	No. of shares Owned	Percent of Class	No. of shares Owned	Percent of Class
FB Technologies Global, Inc, - Nicolas Link, Dubai, U.A.E. (2)	20,000,000(3)	2%	10,000,000	100%	3,400,000	100%	60,741,000	100%	-	-	250,000	15.3%
Krishnan Krishnamoorthy, Dubai, U.A. E.	-	-	-	-	-	-	-	-	-	-	35,000	2.1%
Carstem Kjems Falk, Frederiksberg, Denmark	-	-	-	-	-	-	-	-	-	-	25,000	1.5%
Louise Bennett, Doncaster,United Kingdom	-	-	-	-	-	-	-	-	-	-	200,000	12.2%
John-Paul Backwell, Cheshire,United Kingdom	-	-	-	-	-	-	-	-	-	-	250,000	15.3%
All Directors and Executive Officers as a Group (5 persons) and 5% Holders	20,000,000	3%	10,000,000	100%	3,400,000	100%	60,741,000	100%	-	-	760,000	46.5%

(1)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.
(2)	The percentage is based on 1,379,080,699 shares of common stock outstanding, 10,000,000 shares of Class A Preferred Stock outstanding, 3,400,000 shares of Class B Preferred Stock outstanding, 60,741,000 shares of Class D Preferred Stock outstanding, 3,172,175 shares of Class E Preferred Stock outstanding, and 1,633,250 shares of Class F Preferred stock outstanding, as of April 5, 2023.
(3)	Includes 20,000,000 shares held by FB Technologies Global, Inc. in which Mr. Link has voting and dispositive control, 10,000,000 shares of Class A Preferred Stock held by FB Technologies Global, Inc. in which Mr. Link has voting and dispositive control that converts into 30,000,000 shares of common stock and 60,741,000 shares of Class D Preferred Stock held by FB Technologies Global, Inc. in which Mr. Link has voting and dispositive control that converts into 30,370,500,000 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than described below or the transactions described under the heading “Executive Compensation,” there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

The Company issued 75,000 preferred class F shares to Daniel Link as staff compensation for an aggregate price of $586,500 on December 5, 2022.

Director Independence

The Board of Directors is currently composed of one member. Mr. Nicholas Link does not qualify as independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.

Indemnification

Under our bylaws, every person who was or is a party to, or is threatened to be made a party to, or is involved in any action, suit, or proceeding, whether civil, criminal, administrative, or investigative, by reason of the fact that he is or was our director or officer, or is or was serving at our request as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust, or other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the laws of the State of Nevada from time to time against all expenses, liability, and loss (including attorneys’ fees judgments, fines, and amounts paid or to be paid in settlement) reasonably incurred or suffered by him or her in connection therewith. Such right of indemnification shall be a contract right, which may be enforced in any manner desired by such person. The expenses of officers and directors incurred in defending a civil or criminal action, suit, or proceeding must be paid by us as they are incurred and in advance of the final disposition of the action, suit, or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by us. Such right of indemnification shall not be exclusive of any other right which such directors, officers, or representatives may have or hereafter acquire, and, without limiting the generality of such statement, they shall be entitled to their respective rights of indemnification under any bylaw, agreement, vote of shareholders, provision of law, or otherwise.

 Without limiting the application of the foregoing, our board of directors may adopt bylaws from time to time with respect to indemnification, to provide at all times the fullest indemnification permitted by the laws of the State of Nevada, and may cause us to purchase and maintain insurance on behalf of any person who is or was our director or officer, or is or was serving at our request as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust, or other enterprise against any liability asserted against such person and incurred in any such capacity or arising out of such status, whether or not we would have the power to indemnify such person. The indemnification provided shall continue as to a person who has ceased to be a director, officer, employee, or agent, and shall inure to the benefit of the heirs, executors and administrators of such person.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed to our company for the years ended December 31, 2022, and 2021, for professional services rendered by our independent registered public accounting firm Pipara & Co LLP:

Fees	2022	2021
Audit Fees	$47,000	$20,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$47,000	$20,000

 Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2022 and 2021 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2022, and 2021, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2022 and 2021 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Pre-Approval Policies and Procedures

Our board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

We have filed the exhibits listed on the accompanying Exhibit Index of this Annual Report and below in this Item 15:

(a)	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ilustrato Pictures International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ilustrato Pictures International, Inc. (the Company)(“Ilus”) as of December 31, 2022, and 2021, the related statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “Consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 06, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note No. 21 to the financial statements, the accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined. The Company’s ability to continue as a going concern is dependent on the Company’s ability to continue to generate sufficient revenues, collect due revenues and raise capital within one year from the date of filing.

Over the next twelve months management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available.

Ilus recorded all revenue generated from selected customers on a credit basis. At the end of the year, accounts receivable for the previous year and the current year have not been collected. The management has represented that they will collect the cash for all outstanding account receivables due from the previous years and the current year. Refer No. 21 for accounts receivable in detail.

Review of Bull Head Products Inc. and Georgia Fire & Rescue Supply LLC (Subsidiary)

Review of Bull Head Products Inc. (“Bull Head”) and Georgia Fire & Rescue Supply LLC (“Georgia”), subsidiaries of Ilus, together with its financial statements are reviewed by an independent auditor. As Ilus's auditors, we have relied on the Review report issued by Bullhead & Georgia's independent auditor. Bullhead & Georgia's financial statements were prepared in accordance with US GAAP, and an independent auditor find no material misstatement in financial statement based on US GAAP. The independent auditor also evaluated the adequacy of Bullhead and Georgia's accounting and internal control systems and found them to be satisfactory.

Critical Audit Matter

Ilustrato Pictures International, Inc. is currently involved in legal matters towards its ownership of FB Fire Technologies Ltd. (“FB Fire”). In its previously filed Form 10 with the SEC, ILUS listed FB Fire as a subsidiary. However, due to the ongoing uncertainty regarding the outcome of the litigation on lien marked shares, ILUS has decided not to consolidate FB Fire's financial statements with its own. Management has informed us that the lawyers representing ILUS in the case are unable to predict the outcome with certainty. Refer Note No. 19 for details captured by ILUS for this litigation.

For, Pipara & Co LLP (6841)

/s/  Pipara & Co LLP

We have served as the Company’s auditor since 2021 Place: Ahmedabad, India

Date: April 06, 2023

New York Office: 1270, Ave of Americas, Rockfeller Center, FL7, New York – 10020, USA	Corporate Office: “Pipara Corporate House” Near Bandhan Bank Ltd., Netaji Marg, Law Garden, Ahmedabad - 380006, INDIA	Mumbai Office: #3, 13th floor, Tradelink, ‘E’ Wing, A - Block, Kamala Mills, Senapati Bapat Marg, Lower Parej, Mumbai - 400013	Delhi Office: 1602, Ambadeep Building, KG Marg, Connaught Place New Delhi- 110001	Contact: T: +1 (646) 387 - 2034 F: 91 79 40 370376 E:usa@pipara.com naman@piara.com

 ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

		Dec 31, 2022	Dec 31, 2021
ASSETS
Current Assets
Cash and Cash Equivalents	3	$1,478,702	$176,668
Accounts Receivables		60,690,812	—
Inventory		1,877,905	—
Inventory (work-in-progress)		58,081,202	—
Other Current Assets	4	17,062,388	13,769,621
Total Current Assets		139,191,009	13,946,289
Other Assets	7	18,368,326	16,187,530
Right of use of asset		11,906,654	—
Goodwill		60,310,468	—
Property, Plant and Equipment	8	21,017,415	1,460,640
Intangible Assets	9	623,592
Total Non Current Assets		112,226,454	17,648,169
Total Assets		251,417,462	31,594,459
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Account Payable		52,141,842	$—
Current lease liability		836,382
Other Current liabilities	10	102,059,819	10,124,692
Total Current Liabilities		155,038,043	10,124,692
Non-current liabilities
Notes Payable		10,550,000	848,838
Non current lease liability		13,696,729	—
Other non- current liabilities	11	16,015,558	2,550,000
Total Non-Current Liabilities		40,262,287	3,398,838
Total Liabilities		195,300,330	13,523,530
Stockholders' Equity
Common Stock: 2,000,000,000 shares authorized, $0.001 par value, 1,271,530,699 issued and outstanding	12	1,355,230	1,243,531
Preferred Stock: 235,741,000 authorized, $0.001 par value,	12
Class A - 10,000,000 authorized; 10,000,000 issued and outstanding		10,000	10,000
Class B - 100,000,000 authorized ; 3,400,000 and 2,200,000 issued and outstanding as of December 31, 2022 and 2021, respectively		3,400	2,200
Class C - 10,000,000 authorized; 0 issued and outstanding		—	—
Class D -60,741,000 authorized; 60,741,000 issued and outstanding		60,741	60,741
Class E - 5,000,000 authorized; 3,172,175 issued and outstanding		3,172	3,172
Class F - 50,000,000 authorized, 1,633,250 and 5,800,000 issued and outstanding as of December 31, 2022 and 2021, respectively		1,633	5,800
Additional Paid-in-capital		20,631,261	3,664,118
Other Comprehensive Income		(20,666)	—
Non controlling Interest		24,386,712	—
Retained Earnings		5,126,274	13,081,367
Net Income		4,559,375	—
Total Stockholders' Equity		56,117,132	18,070,929

Total Liabilities and Stockholders' Equity		251,417,462	31,594,459

The accompanying notes are an integral part of these audited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)

	For the year ended
	December 31,2021	December 31,2021
NET REVENUE	78,344,131	11,263,875
Total Net Revenue	78,344,131	11,263,875

COST OF REVENUE	49,983,258	7,489,784

GROSS PROFIT	28,360,873	3,774,091
Operating Expenses
General, Selling & Administrative Expenses	30,390,586	1,165,229
Total Operating Expense	30,390,586	1,165,229
PROFIT/ LOSS FROM OPERATIONS	(2,029,712)	2,608,862
Non- Operating Expenses	—	463,886
Non-Operating Income	6,831,138	11,835,500
Depreciation	242,050	—
NET PROFIT/ LOSS	4,559,375	13,980,477

The accompanying notes are an integral part of these audited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AUDITED)

ILUSTRATO PICTURES INTERNATIONAL INC.
STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class D		Preferred Stock - Class E		Preferred Stock - Class F		Additional Paid in Capital	Accumulated Deficit	Total Stock Holders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as at December 31, 2020	767,297,366	$1,183,282	10,000,000	$10,000	—	—	60,741,000	$60,741	3,175,172	$3,172	—	—	$2,846,812	$(899,110)	$3,204,897
Balance June 30, 2021	1,221,297,366	$1,221,297	10,000,000	$10,000	—	—	60,741,000	$60,741	3,172,175	$3,172	—	—	$2,846,812	$11,936,144	$16,078,166
Shares issued	(77,766,667)	(77,766)	—	—	2,200,000	$2,200	—	—	—	—	6,050,000	$6,050	$—	$801,076	$731,560
Balance Sept 30,2021	1,143,530,699	$1,143,531	10,000,000	$10,000	2,200,000	$2,200	60,741,000	$60,741	3,172,175	$3,172	6,050,000	$6,050	$2,846,812	$12,737,220	$16,809,726
Shares issued	100,000,000	$100,000	—	—	—	—	—	—	—	—	(250,000)	$(250)	$(25,500)	$1,186,922	$1,261,172
Balance Dec 31, 2021	1,243,530,699	$1,243,530	10,000,000	$10,000	2,200,000	$2,200	60,741,000	$60,741	3,172,175	$3,172	5,800,000	$5,800	$2,821,312	$13,924,142	$18,070,929
Shares issued	70,000,000	$70,000	—	—	—	—	—	—	—	—	—	—	$124,746	$636,636	$831,382
Balance Mar 31, 2022	1,313,530,699	$1,313,530	$10,000,000	$10,000	$2,200,000	$2,200	60,741,000	$60,741	3,172,175	$3,172	5,800,000	$5,800	2,946,058	$14,560,778	$18,902,279
Share Capital of Subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Common stock converted into Preferred B	(120,000,000)	$(120,000)	—	—	—	—	—	—	—	—	—	—	—	—	$(120,000)
Preferred Stock Converted to Common Stock	25,000,000	$25,000	—	—	—	—	—	—	—	—	—	—	—	—	$25,000
Convertible notes converted to common stock	53,000,000	$53,000	—	—	—	—	—	—	—	—	—	—	—	—	$53,000
Common stock converted into Preferred	—	—	—	—	1,200,000	$1,200	—	—	—	—	—	—	—	—	$1,200
Preferred Stock Converted to Common Stock	—	—	—	—	—	—	—	—	—	—	(243,250)	$(243)	—	—	$(243)
Changes in Add Capital	—	—	—	—	—	—	—	—	—	—	—	—	$12,633,277	—	$12,633,277
Current quarter income	—	—	—	—	—	—	—	—	—	—	—	—	—	$1,132,322	$1,132,322
Changes in Retained Earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	$(12,431,910)	$(12,431,910)
Balance June 30, 2022	1,271,530,699	$1,271,530	$10,000,000	$10,000	3,400,000	$3,400	60,741,000	$60,741	3,172,175	$3,172	5,556,750	$5,557	$15,579,335	$3,261,190	$20,194,925
Common Stock issued	53,700,000	$53,700	—	$—	—	—	—	$—	—	$—	—	—	$—	$—	$53,700
Preferred Stock issued	—	$—	—	$—	—	—	—	$—	—	$—	1500	$2	$—	$—	$2
Current Quarter Income	—	—	—	—	—	—	—	—	—	—	—	—	—	$1,187,494	$1,187,494
Changes in Additional Capital	—	—	—	—	—	—	—	—	—	—	—	—	$563,900	—	$563,900
Foreign exchange adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	$17,158	$17,158
Balance September 30,2022	1,325,230,699	$1,325,230	10,000,000	$10,000	3,400,000	$3,400	60,741,000	$60,741	3,172,175	$3,172	5,558,250	$5,559	$16,143,235	$4,465,842	$22,017,179
Share Capital of subsidiaries	$563,393
Total Shareholders Equity as of 30.09.2022	22,580,572
Common stock issued	40,000,000	$40,000	—	$—	—	—	—	$—	—	$—	—	$—	$12,487,500	$—	$12,527,500
Common stock cancelled	(10,000,000)	$(10,000)	—	—	—	—	—	—	—	—	—	—	—	$—	$(10,000)
Prefered stock issued	—	$—	—	$—	—	—	—	—	—	—	425,000	425	$3,425,292	$—	$3,425,717
Prefered stock cancelled	—	$—	—	$—	—	—	—	—	—	—	(4,350,000)	(4,350)	$(11,424,766)	—	$(11,429,116)
changes in Retained earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	$639,766	$639,766
Current year Income	—	$—	—	$—	—	—	—	$—	—	$—	—	—	$—	$4,559,375	$4,559,375
Balance December 31,2022	1,355,230,699	1,355,230	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,633,250	1,634	20,631,261	9,664,983	31,730,420
Share capital of Subsidiaries	24,386,712
Total Shareholders Equity as of 31.12.2022	56,117,132

The accompanying notes are an integral part of these audited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For 12 months ended	For 12 months ended
	Dec 31,2022	Dec 31,2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss/ Profit	4,559,375	13,980,477
Adjustment to reconcile net gain (loss) to net cash
Non Cash Stock Compensation Expense	—	—
Premium on Investment	—	(11,835,500)
Depreciation Expense	—	4,577
Gratuity Provision		31,042
Finance cost	2,600,838	149,724
Discount on Convertible Notes	186,666	276,018
Changes in Assets and Liabilities, net
Other Current Assets	(123,942,685)	(13,769,621)
Goodwill	—	(399,319)
Other Current Liabilities	144,913,351	10,093,649
Decrease in Accrued Liabilities	—	(6,304)
Decrease in Deferred Liabilities	—	(26,003)
Decrease in Real estate earnest funds	—	(3,500)
Net cash (used in) provided by operating activities	28,317,545	(1,504,760)

CASH FLOWS FROM INVESTING ACTIVITIES
Addition of Fixed Assets	(92,397,489)	(1,465,216)
Changes in Non-current assets	(2,180,796)	—
Changes in Non- Current Liabilities	36,863,449
Investment in Dear Cashmere Holding Co.	—	(164,500)
Net cash (used In) provided by investing activities	(57,714,835)	(1,629,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Fund raised through notes	8,450,000	2,850,000
Common Stock issued	111,700	476,233
Preferred Stock Issued	1,200	8,250
Transfer of Preferred Stock	(4,167)	(250)
Finance cost	(2,600,838)	(149,724)
Discount on convertible Notes	(186,666)	(276,018)
Additional Paid up Capital	28,670,815	401,321
Changes in Retained Earnings	816,655
Net cash (used in) provided by financing activities	35,258,699	3,309,812

Net change in cash, cash equivalents and restricted cash	1,302,034	175,336
Cash, cash equivalents and restricted cash, beginning of the year	176,668	1,332
Cash, cash equivalents and restricted cash, end of the year	1,478,702	176,668

The accompanying notes are an integral part of these audited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

Notes to Financial Statements Year Ended December 31, 2022

Note 1 : Organization, History and Business

(A)   We were incorporated as a Superior Venture Corp. on April 27, 2010 in the State of Nevada for the purpose of selling wine varietals. On November 9, 2012, we entered into an Exchange Agreement with the Ilustrato Pictures Ltd., a British Columbia corporation (Ilustrato BC”), whereby we acquired all the issued and outstanding common stock of Ilustrato BC. On November 30, 2012, Ilustrato BC transferred all of its assets and liabilities to Ilustrato Pictures Limited, our wholly owned subsidiary in Hong Kong (“Ilustrato HK”). On November 30.2012, we changed the name to Ilustrato Pictures International, Inc.

(B)   On April 1, 2016, Barton Hollow, together with the newly elected director of the issuer, caused the Issuer to enter into a letter of Intent to merger with Cache Cabinetry, LLC, and Arizona limited liability company. Pursuant to the Letter of Intent, the parties thereto would endeavor to arrive at, and enter into, a definitive merger agreement providing for the Merger. As an inducement to the members of Cache Cabinetry, LLC to enter into the Letter of Intent and thereafter transact, the Issuer caused to be issued to the members 360,000,000 shares of its common stock.

(C)   Subsequently, on April 6, 2016, the Issuer and Cache Cabinetry, LLC entered into a definitive agreement and Plan of Merger (the “Merger Agreement”). Concomitant therewith, the stockholders of the Issuer elected Derrick McWilliams, the President of Cache Cabinetry, LLC Chief Executive Officer of the Issuer, who along with Barton Hollow, ratified and approved the Merger Agreement and Merger.

(D)   The Merger closed on June 3, 2016. The merger is designed as a reverse subsidiary merger pursuant to Section 368(a)(2)(E) of the Internal Revenue Code. That is, upon closing, Cache Cabinetry LLC will merger into a newly created subsidiary of the Issuer with the members of Cache Cabinetry, LLC receiving shares of the common stock of the Issuer as consideration therefor. Upon closing of the Merger, Cache Cabinetry, LLC will be the surviving corporation in its merger with the wholly owned subsidiary of the Issuer, therefore has become the wholly owned operating subsidiary of the Issuer.

(E)   On November 9th, 2018, the Company entered into a Term Sheet for Plan of Merger and Control with Larson Elmore.

(F)   As a part of share purchase arrangement between Lee Larson Elmore and FB Technologies Global Inc., Nick Link, the owner of FB Technologies Global Inc. replaced Lee Larson Elmore as CEO of Ilustrato Pictures Internatinal Inc. on January 14, 2021 and we eventually got control over activities and books of accounts of Ilustrato Pictures International Inc. from the date January 14, 2021. So, we are not aware about facts mentioned above vide note no. 1(A), 1(B), 1(C), 1(D), 1(E), 1(F) and 1(G) 'organization, history and business' as they are related to prior to the date on which control over activities and books of accounts of Ilustrato Pictures Internatinal Inc. were handed over to us. Thus, those events have been reiterated as disclosed in previous fillings made by the preceding management of the company with SEC.

(G)   On May 18, 2020, the Company entered into a definitive agreement and Plan of Merger with FB Technologies Global, Inc, the shareholders of FB Technologies Global, Inc. were issued 3,172,175 shares of Series E Preferred Stock for their shares 360,000,000 common shares, 60,741,000 Preference D and 10,000,000 Preference A Shares. A final tranche of preference shares subject to performance to be issued in Quarter 1 of 2022. The merger consummated during the 1st quarter of 2021. We have got effective control over FB Fire Technologies Ltd. on January 14, 2021.

(H) Firebug Mechanical Equipment LLC (Firebug Group – U.A.E.) was incorporated on May 8, 2017. ILUS acquired 100% of this company on January 26, 2021, under a signed Share Purchase Agreement. This company is engaged in the business of research and development of firefighting technologies as well as the manufacturing firefighting equipment and firefighting vehicles for its customers in the Middle East, Asia, and Africa.

(I)  Georgia Fire & Rescue Supply LLC (Georgia Fire) was incorporated on the January 21, 2003. ILUS acquired 100% of this company on March 31, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution and servicing/maintenance of Firefighting, Rescue and Emergency Medical Services equipment.

(J)  Bright Concept Detection and Protection System LLC (BCD Fire) was incorporated on March 18, 2014. ILUS acquired 100% of this company on April 13, 2021, in connection a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution, installation and maintenance of Fire Protection and Security systems.

(K)  Bull Head Products Inc. was incorporated on June 8, 2007. ILUS acquired 100% of this company on January 1, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of manufacturing of aluminum truck beds and brush truck skid units for firefighting purposes including wildland firefighting.

(L) Emergency Response Technologies, Inc. This company was incorporated by ILUS on February 22, 2022, as the company’s Emergency Response Subsidiary. This company is engaged in the business of public safety and emergency response focused mergers and acquisitions.

(M)  E-Raptor. This company was incorporated by ILUS as the company’s Commercial Electric Utility Vehicle manufacturer on February 22, 2022. This company is engaged in the business of manufacturing electric utility vehicles for the emergency response, agricultural, industrial, hospitality and transport sectors.

(N)  Replay Solutions was incorporated by ILUS on March 1, 2022. The company is engaged in the business of recovering precious metals from electronic waste, known as urban mining.

(O)  Quality Industrial Corp. was originally incorporated on May 4, 1998. ILUS acquired 77% of this company on May 28, 2022, under a signed Share Purchase Agreement. This company is engaged in the industrial, oil & gas, and manufacturing sectors. Quality Industrial Corp. is a public company which trades on the OTC Market under the ticker QIND and is designed as a Special Purpose Vehicle for our industrial and manufacturing division as well as for our operating company Quality International Co Ltd FCZ and other future acquisitions.

(P) AL Shola Al Modea Safety and Security LLC is a fire safety company registered in the United Arab Emirates. The company has signed a Share Purchase Agreement to acquire 51% control of AL Shola Al Modea Safety and Security LLC (ASSS) on December 13, 2022.

(Q) Quality International Co Ltd FCZ is a United Arab Emirates registered process manufacturing and engineering company. It manufactures custom solutions for the oil and gas, power/energy, water, desalination, wastewater, offshore and public safety industries. Quality Industrial Corp. signed the definitive Share Purchase Agreement on January 18, 2023, to acquire a 52% interest in Quality International Co Ltd FCZ.

(R) Petro Line FZ LLC is is a United Arab Emirates registered a company that operates an oil refinery providing oil refining services. Quality Industrial Corp. signed the definitive Share Purchase Agreement on January 27, 2023, to acquire a 51% interest in Petro Line FZ-LLC.

Note 2: Summary of significant Accounting Policies Revenue Recognition

The company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sale price is fixed or determinable, (iii) collectability is reasonable assured and (iv) goods have been shipped and/or services rendered.

Accounts Receivable

Accounts receivable is reported at the customers’ outstanding balances, less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write off percentages and information collected from individual customers. Accounts receivable are charged off against the allowances when collectability is determined to be permanently impaired.

Stock Based Compensation

When applicable, the Company will account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stocks, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The company account for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statements of operation based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeiture” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expenses for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns. The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Earnings (Loss) per Share

The Company reports earning (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to shareholders’ by the weighted average number of shares available. Diluted earnings (loss) per shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.

Organization and Offering Cost

The Company has a policy to expense organization and offering cost as incurred.

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Fair Value of Financial Instruments

The company’s financial instruments consist of cash and cash equivalents, accounts receivable, and notes payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Concentration of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally- insured limit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumption that affect the reported amount of assets and liabilities and disclosure of disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business segment

ASC 280, “Segment Reporting” requires use of the “management approach” model for segments reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The company determines there is no operating segment to be reported as on December 31, 2022 and December 31, 2021.

Income Taxes

The Company accounts for income tax positions in accordance with Accounting Standards Codification Topic 740, “Income Taxes” (“ASC Topic 740”). This standard prescribes a recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There was no material impact on the Company’s financial position or results of operations as a result of the application of this standard.

Leases

The Company accounts for leases with escalation clauses and rent holidays on a straight-line basis in accordance with Accounting Standards Codification (ASC) 840, “Lease”. The deferred rent expenses liability associated with future lease commitments was reported under the caption “Other long-term obligation” on our consolidated balance sheet. There is no lease arrangement during the year ending December 31, 2022 and December 31, 2021.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial report, the Company undertakes a study to determine the consequences of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company currently does not have any recent accounting pronouncement that they are studying, and feel may be applicable.

Rounding Off

Figures are rounded off to the nearest $, except value of EPS and number of shares.

Note 3: Cash and Cash Equivalents

Particulars	December 31,2022	December 31,2021
Cash in Hand	12,085	16,827
Balance with Banks	1,466,358	159,841
Total	1,478,443	176,668

Note 4: Other Current Assets

Particulars	December 31, 2022	December 31, 2021
Staff Advances	$7,487	$9,310
Inventory:
Closing stock of finished goods	—	1,046,960
Closing balance of work-in-progress	—	62,297
Loans advanced	2,551,606	—
Accounts receivable	—	10,077,351
Advance given to suppliers	7,572,440	76,760
Director's current accounts	2,096,777
Statutory dues receivable	46,326	—
Deposits	1,550,914	25,942
Accrual of discount on notes	100,000
Prepayments/Prepaid Assets	150,566	74,553
Other current assets	2,986,271	2,396,448
Total	$17,062,388	$13,769,621

Note 5: Goodwill

As a part of share purchase arrangement between Lee Larson Elmore and FB Technologies Global Inc., Nick Link, the owner of FB Technologies Global Inc. replaced Lee Larson Elmore as CEO of Ilustrato Pictures Internatinal Inc. on January 14, 2021 and we eventually got control over activities and books of accounts of Ilustrato Pictures International Inc. from the date January 14, 2021.

The Unsupported Goodwill has been written off in the current financial year as on December 31, 2022. The Additional Goodwill has been generated through our acquisition of Bull Head Products Inc., Georgia Fire & Rescue and Quality Industrial Corp.

Note 6: Capital Advances

No Capital Advances in the financial statement of the company as on December 31, 2022.

Note 7: Other Assets

Particulars	December 31, 2022	December 31, 2021
Investments:
Investment in FB Fire Technology Ltd.	1,678,955	—
Investment in TVC	20,500	—
Long Term Investment	4,668,870	16,187,530
Investment in Dear Cashmere Holding Co.	12,000,000	—
Total	$18,368,326	$16,187,530

Note 8: Fixed Assets

Particulars	December 31, 2022	December 31, 2021
Tangible Assets
Land and Buildings	$256	$22,158
Plant and Machineries	20,850,805	77,625
Furniture, Fixtures and Fittings	63,712	30,126
Vehicles	70,326	2,725
Computer and Computer Equipment	31,067	42,774
Office Equipment	1,248	—
Marketing Assets	28,903	—
Total	$21,017,415	$204,311

Note 9: Intangible Assets

Closing balance of work-in-progress	December 31, 2022	December 31, 2021
Intangible Assets
Intellectual Property Rights	617,240	1,249,977
Website	6,112	6,112
Trade Mark	240	240
Total	$623,592	$1,256,329

Balance of Property, Plant and Equipment has been disclosed in note no. 8, represents its carrying amount which is cost after providing accumulated depreciation and accumulated impairment losses, if any.

Note 10: Other Current Liabilities

Particulars	December 31, 2022	December 31, 2021
Credit Cards	$6,895	$2,578,225
Bank Overdraft	101,141
Loans Payable	82,235,560	6,394,428
Deposits	3,015
Payroll Liabilty	119,987
Tax Payable	31,421
Provision for Management Charge	6,400
Accrued Interest on Convertible Notes	31,855
Accrued Expenses	1,303,229	1,152,039
Borrowings	18,220,315
Total	$102,059,819	$10,124,692

Note 11: Other Non Current Liabilities

Particulars	December 31, 2022	December 31, 2021
Provision for Convertible Notes	$1,155,338	$848,838
Accounts Payable	—
Convertible Promissory Notes Payable	—
Discount on Convertible Notes	—
Borrowings from Financial Institution	12,378,098
Interest on Convertible Notes	461,994
Employees' End of Service Benefits	1,953,853	—
Defined Benefit Obligation (Gratuity)	60,683
Other Current Liabilities	5,593	2,550,000
Total	$16,015,558	$3,398.838

Note 12: Common stock and Preferred Stock

In August 2019 the Company’s Amended its Articles of Incorporation to authorize it to issue up to two billion (2,000,000,000) shares, of which all shares are common stock, with a par value of one-tenth of one cent ($0.001) per share. The Company also created the following 30,000,000 preferred shares with a par value of $0.001 to be designated Class A, B and C.

Class A – 10,000,000 preferred shares that convert at 3 common shares for every 1 preferred class A share and voting rights of 500 common shares for every 1 preferred class A share. All 10,000,000 preferred class A shares have been issued to the Company’s CEO.

Class B – 10,000,000 preferred shares that convert at 3 common shares for every 1 preferred class B common share.

Class C – 10,000,000 preferred shares that convert at 2 common shares for every 1 preferred class C common share with voting rights of 100 common shares for every 1 preferred class C share.

On February 14, 2020 the Company designated Class D– 60,741,000 preferred shares; par value $0.001 that convert at 500 common shares for every 1 preferred class D common share with voting rights of 500 common shares for every 1 preferred class D share.

On May 28, 2020, the Company designated preferred Class E shares - 5,000,000 preferred shares; par value $0.001; non-cumulative. Dividends are 6% a year commencing a year after issuance. Dividends to be paid annually. Redeemable at $1.00 per share, 2.25% must be redeemed per quarter, commencing one year after issuance, and shall be redeemed at 130% premium to the redemption value. The shares do not have voting rights.

On August 26, 2021, the company amended its Articles of Incorporation to updated authorized Class B preferred shares to 100,000,000 (10,000,000 previously) with par value $0.001 that will be converted at 100 common shares (3 common shares previously) for every 1 preferred Class B Share with voting rights of 100 common shares for every 1 preferred class B share. Dividends to be paid according to the company’s dividend policy agreed by the board from time to time.

On July 20, 2021, the Company designed preferred Class F shares – 50,000,000 preferred shares; par value $0.001 that convert at 100 common shares for every 1 preferred class F share with no voting rights and no dividends.

As of December 31, 2021,there are 1,243,530,699 shares of the Company’s common stock issued and outstanding.

As of September 30, 2022, the number of shares outstanding of our Common Stock was 1,325,230,699.

Note 13: Marketing and Sales expenses

Particulars	December 31, 2022	December 31, 2021
Sales	$70,289,341	$11,263,875
Sales from Services	8,054,790	—
Exhibition and Conference charges	—	—
Warranty Claims	—	—
Total	$78,344,131	$11,263,875

Note 14: General, Administration and Other expenses

Particulars	December 31, 2022	December 31, 2021
Administration and General Expense	$13,714,993	$393,863
Selling and Distribution Expense	486,314	158,876
Financial Expense	4,362,743	—
Payroll Expense	4,831,635	391,017
Other Expenses	6,994,901	130,017
Total	$30,390,586	$1,165,229

Note 15 : Net Loss Per Share

Particulars	December 31, 2022	December 31, 2021
Basic EPS Numerator Net income / (loss)	4,559,375
		13,980,477
Net Income attributable to common stock holders	$4,559,375	$13,980,477
Denominator Weighted average shares outstanding	1,355,230,699	1,050,462,845
Number of shares used for basic EPS computation	1,355,230,699	1,050,462,845
Basic EPS	$0.0034	$(0.0017)
Diluted EPS Numerator Net income / (loss)	4,559,375	13,980,477
Net Income attributable to common stock holders	$4,559,375	$13,980,477
Denominator	1,355,230,699	1,050,462,845
Number of shares used for basic EPS computation
Conversion of Class A preferred stock to common stock	30,000,000	30,000,000
Conversion of Class B preferred stock to common stock	65,589,041	65,589,041
Conversion of Class D preferred stock to common stock	30,370,500,000	30,370,500,000
Conversion of Class F preferred stock to common stock	158,602,740	158,602,740
Number of shares used for diluted EPS computation	31,979,922,480	31,516,551,886
Diluted EPS	$0.00	$0.00

Note 16: Related Party Transactions

The transactions described under the heading “Executive Compensation,” there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Note 17: Commitment and Contingencies

(1)  Contingencies towards government authorities

As a part of share purchase arrangement between Lee Larson Elmore and FB Technologies Global Inc., Nick Link, the owner of FB Technologies Global Inc. replaced Lee Larson Elmore as CEO of Ilustrato Pictures International Inc. on January 14, 2021 and we eventually got control over activities and books of accounts of Ilustrato Pictures International Inc. from the date January 14, 2021.

Due to above facts, we lack much information and evidence to support the assertions of financial statements and there are chances that preceding management of the company might have missed compliances for which we are not aware. Thus, our company may have to bear consequences for that from authorities. We cannot reasonably ascertain an amount for those contingencies.

(2)    We are not aware of any other commitments or contingencies that may take place in future as a result of past transactions by preceding management

Note 18: Consolidation basis of Mergers & Acquisitions

Following companies are consolidating basis of Mergers & Acquisitions of management

1)	ILUS International UK Ltd.

2)	Firebug Mechanical Equipment LLC.

3)	Bull Head Products Inc.

4)	Georgia Fire & Rescue

5)	Bright Concept and protection System LLC

6)	Quality Industrial Corp.

Note 19: Litigations with preceding management.

FB Fire Technology Ltd:

As a part of share purchase arrangement between Lee Larson Elmore and FB Technologies Global Inc., Nick Link, the owner of FB Technologies Global Inc. replaced Lee Larson Elmore as CEO of Ilustrato Pictures International Inc. on January 14, 2021 and we eventually got control over activities and books of accounts of Ilustrato Pictures International Inc. from the date January 14, 2021.

Ilustrato Pictures International Inc:

Ilustrato Pictures International Inc has applied to the District Court, Clark County, Nevada to have 40,000,000 shares with Ambrose & Keith canceled as they were issued in error in 2018 as the deal was never completed. The case has been won on September 15, 2022, in favor of the company and the court order was received on January 23, 2023. The transfer agent cancelled the 40,000,000 shares on February 17, 2023.

We have been named as a defendant in an action commenced by Steve Nicol, who claims that he loaned $12,000 to a subsidiary of ILUS under a promissory note, but that ILUS agreed to assume the note. He further claims that he elected to convert the note and that ILUS failed to convert the note into shares of ILUS common stock. He has alleged breach of contract, declaratory relief, and specific performance to require the company to issue 75,000,000 shares of common stock in ILUS.

We have been named as a defendant in an action commenced by our former CEO, Larson Elmore. A case also has been filed in the Eight Judicial District Court of the State of Nevada (Case No. A-22-858343-C). Plaintiff alleges that we breached a stock purchase agreement dated May 10, 2020, and promissory notes and is therefore entitled to damages. We have potential counterclaims against the former CEO which are being prepared to arise out of improper action and lack of disclosures. We are in the process of a settlement discussion and have obtained an extension of time to respond while this process occurs.

We cannot predict whether the action against involving our former CEO or Mr. Nicol is likely to result in any material recovery or expense to our company. Where it is reasonably possible to do so, the Company accrues estimates of the probable costs for the resolution of these matters. These estimates are based on an analysis of potential results and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be affected by changes in assumption.

Note 20: Update of Financial Statements

The previously issued financial statements have been updated to reflect the true and fair position and performance of the company.

Note 21: Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has incurred operating losses, and as of December 31, 2022 the Company also had a working capital deficit and an accumulated deficit. These factors raise doubt about the Company’s ability to continue as a going concern.

Management also believes the Company needs to raise additional capital for working capital purpose. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going Ilustrato Pictures International Inc. recorded all revenue generated from selected customers on a credit basis. At the end of the year, accounts receivable for the previous year and the current year have not been collected. The management has represented that they will collect the cash for all outstanding account receivables due from the previous years and current year.

Note 22: Notes Payable

The following is the list of Notes payable as of December 31, 2022. Convertible Notes issued during the reported period are accounted in the books as liability, accrued Interest and discount on notes is also accounted accordingly as per general accounting principles.

a.	On June 14, 2021, the company entered into a convertible note with GPL Ventures LLC – Alexander Dillon, for the amount of $500,000. The note is convertible at 25% below the average past 10-day share price. The note was assigned to RB Capital note assigned from GPL Ventures LLC to RB Capital on October 24, 2022.

b.	On January 28, 2022, the company entered into a convertible note with RB Capital Partners Inc. – Brett Rosen for the amount of $500,000. The note is convertible at a fixed price $0.20 and bears 5% interest per annum. The note matures on January 27, 2024.

c.	On February 04, 2022, the company entered into a convertible note with Discover Growth Fund LLC – John Burke for the amount of $2,000,000. The note is convertible at a 35% below the lowest past 15-day share price and bears 12% interest per annum. The note matures on February 4, 2023.

d.	On April 26, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.20 and bears 5% interest per annum. The note matures on April 25, 2024.

e.	On May 20, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 19, 2024.

f.	On May 27, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 26, 2024.

g.	On June 01, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $1,000,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 31, 2024.

h.	On July 12, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on July 11, 2024.

i.	On August 10, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on August 09, 2024.

j.	On August 25, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $200,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on August 24, 2024.

k.	On September 21, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $650,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on September 20, 2024.

l.	On November 14, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $400,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on November 13, 2024.

m.	On December 02, 2022, the company entered into a convertible note with AJB Capital Investment LLC for the amount of $1,200,000. The note is convertible into common stock upon an event of default at the rate equal to volume weighted average trading price of the specified period and bears 12% interest. The note matures on June 01, 2023.

Long term Liabilities include payment towards convertible notes, interest thereon and lease liabilities along with bank Borrowings of our newly acquired subsidiary.

Note 23: Subsequent Events

The Agreement contemplated a period of due diligence and revaluation followed by entry into a definitive Stock Purchase Agreement. On January 18, 2023, we entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders of Quality International, which agreement provided for our purchase of 52% (increased by 1% over the Agreement) of the shares of Quality International Co Ltd FZC (the “Shares”).

On January 27, 2023, our subsidiary Quality Industrial Corp. entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders of Petro Line FZ-LLC (“Petro Line”), a United Arab Emirates headquartered company to purchase 51% of the outstanding shares (the “Shares”). Petro Line is a revenue generating and profitable company that operates an oil refinery providing oil refining services.

ILUS International Inc. (OTC: ILUS) is a Mergers and Acquisitions company focused on acquiring and growing companies in the public safety, industrial, defense and renewable sectors. The company has incorporated Hyperion Defense Solutions to roll out its defense sector growth through several acquisitions and partnerships which are currently in progress.

Hyperion Defense Solutions (Hyperion) was formed alongside two experienced and esteemed British military veterans, Chris Derbyshire, and Tim Grey. Through their combined 34 years of military service and 22 years holding senior roles in the defense sector, they have amassed a wealth of technical expertise and senior roles in the defense sector, senior level contacts as well as an acute understanding of defense customer requirements and military procurement processes.

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit No.	Exhibit Name

2.1	Share Purchase Agreement, dated December 13,.2022 (4)
2.2	Share Purchase Agreement, dated April 13,.2021 (4)
2.3	Share Purchase Agreement, dated January 1. 2022 (4)
2.4	Share Purchase Agreement, dated December 23,.2021 (4)
2.5	Share Purchase Agreement, dated January 26,.2021 (4)
2.6	Share Purchase Agreement, dated January 26,.2021 (4)
2.7	Share Purchase Agreement, dated February 15, 2022 (4)
2.8	Share Purchase Agreement, dated May 10, 2020 (4)
2.9	Share Purchase Agreement, dated January 18, 2023 (2)
2.10	Share Purchase Agreement, dated January 27, 2023 (3)
2.11	Brand Purchase Agreement, dated March 25, 2021*
2.12	Share Purchase Agreement, dated May 28, 2022
2.13	Share Purchase Agreement, dated June 10, 2020
3.1	Articles of Incorporation (incorporated by reference to the Form S-1 Registration Statement filed with the SEC on July 16, 2010)
3.2	Certificate of Amendment, dated April 25, 2012 (1)
3.3	Certificate of Amendment, dated February 11, 2013 (1)
3.4	Certificate of Change, dated February 12, 2013 (1)
3.5	Certificate of Amendment filed by Custodian, dated April 11, 2016 (1)
3.6	Certificate of Amendment, dated June 15, 2016 (1)
3.7	Certificate of Amendment, dated March 21, 2019 (1)
3.8	Certificate of Amendment, dated April 11, 2019 (1)
3.9	Certificate of Designation for preferred Classes A, B and C, dated August 5, 2019 (1)
3.10	Certificate of Amendment, dated February 2, 2021 (1)
3.11	Certificate of Designation for preferred Classes D, dated February 14, 2020 (1)
3.12	Certificate of Amendment, dated March 2, 2021 (1)
3.13	Certificate of Designation for preferred Class E, dated May 28, 2020 (1)
3.14	Amended Certificate of Designation for Class B, dated August 23, 2021 (1)
3.15	Certificate of Designation for preferred Class F, dated August 24, 2021 (1)
3.16	Second Amended Certificate of Designation for Class B, dated August 26, 2021 (1)
3.17	Amended Certificate of Designation for Class F, dated August 26, 2021 (1)
3.18	Bylaws (incorporated by reference to the Form S-1 Registration Statement filed with the SEC on July 16, 2010)
4.1	Convertible Promissory Note, dated January 28, 2022 with RB Capital Partners Inc. (1)
4.2	Convertible Promissory Note, dated February 4, 2022 with Discover Growth Fund, LLC (1)
4.3	Convertible Promissory Note, dated April 26, 2022 with RB Capital Partners Inc. (1)
4.4	Convertible Promissory Note, dated May 20, 2022 with RB Capital Partners Inc. (1)
4.5	Convertible Promissory Note, dated May 27, 2022 with RB Capital Partners Inc. (1)
4.6	Convertible Promissory Note, dated June 1, 2022 with RB Capital Partners Inc. (1)
4.7	Convertible Promissory Note, dated July 12, 2022 with RB Capital Partners Inc. (1)
4.8	Convertible Promissory Note, dated August 10, 2022 with RB Capital Partners Inc. (1)
4.9	Convertible Promissory Note, dated September 21, 2022 with RB Capital Partners Inc. (1)
4.10	Common Share Purchase Warrant, dated February 22, 2022 to Discover Growth Fund, LLC (1)
4.11	Convertible Promissory Note, dated August 25, 2022 with RB Capital Partners Inc. (4)
4.12	Convertible Promissory Note, dated November 14, 2022 with RB Capital Partners Inc. (4)
4.13	Convertible Promissory Note, dated December 2, 2022 with AJB Capital Investments, LLC (4)
4.14	Convertible Stock Purchase Warrant, dated December 2, 2022 with AJB Capital Investments, LLC (4)
4.15	Convertible Promissory Note, dated January 26, 2023 with Jefferson Street Capital LLC*
4.16	Convertible Stock Purchase Warrant, dated January 26, 2023 with Jefferson Street Capital LLC*
4.17	Amended Convertible Stock Purchase Warrant, dated March 8, 2023, with AJB Capital Investments, LLC*
4.18	Amended Convertible Promissory Note, dated March 8, 2023, with AJB Capital Investments, LLC*
10.1	Amended Employment Agreement with Nicholas Link, dated January 14, 2021 (1)
10.2	Amended Employment Agreement with John-Paul Backwell, dated July 1, 2021 (1)
10.3	Amended Employment Agreement with Louise Bennett, dated February 1, 2021 (1)
10.4	Amended Employment Agreement with Krishna Moorthy, dated February 2, 2022 (1)
10.5	Employment Agreement with Carsten Falk, dated June 1, 2022 (1)
10.6	Lease Agreement with Ass, dated May 17, 2022 (4)
10.7	Lease Agreement with Bullhead, dated December 22, 2021 (4)
10.8	Lease Agreement with Firebug, dated May 24, 2022 (4)
10.9	Lease Agreement with Georgia Fire & Rescue Supply, dated March 17, 2022 (4)
10.10	Lease Agreement with ILUS, dated July 21, 2022 (4)
10.11	Lease Agreement with Quality Industrial, dated October 31, 2021 (4)
10.12	Lease Agreement with Quality International, dated June 6, 2022 (4)
10.13	Lease Agreement with Quality International, dated September 13, 2020 (4)
10.14	Lease Agreement with Quality International, dated September 13, 2020 (4)
10.15	Lease Agreement with Quality International, dated September 13, 2020 (4)
10.16	Lease Agreement with Quality International, dated September 6, 2018 (4)
10.17	Lease Agreement with Quality International, dated September 6, 2018 (4)
10.18	Lease Agreement with Quality International, dated September 6, 2018 (4)
10.19	Lease Agreement with Quality International, dated September 6, 2018 (4)
10.20	Lease Agreement with Petro Line, dated August 15, 2018*
10.21	Lease Agreement with Petro Line, dated August 15, 2018*
14.1	Code of Ethics (1)
14.2	Insider Trading Policy, dated March 10, 2023
21.1	List of Subsidiaries (1)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 19, 2022.
(2)	Incorporated by reference to the Registration Statement on 8-K filed with the Securities and Exchange Commission on January 18, 2023
(3)	Incorporated by reference to the Registration Statement on 8-K filed with the Securities and Exchange Commission on January 31, 2023
(4)	Incorporated by reference to the Registration Statement on Form 10/A filed with the Securities and Exchange Commission on February 1, 2023.

ITEM 16.	10-K SUMMARY

None

77

SIGNATURES

Ilustrato Pictures International, Inc.

By:	/s/ Nicolas Link
Name: Nicolas Link Title: Chief Executive Officer (principal executive officer) Date: April 7, 2023

By:	/s/ Krishnan Krishnamoorthy
Name: Krishnan Krishnamoorthy Title: Chief Financial Officer (principal financial officer and principal accounting officer) Date: April 7, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Nicolas Link
Name: Nicolas Link Title: Chief Executive Officer (principal executive officer) Date: April 7, 2023

By:	/s/ Krishnan Krishnamoorthy
Name: Krishnan Krishnamoorthy Title: Chief Financial Officer (principal financial officer and principal accounting officer) Date: April 7, 2023

By:	/s/ Nicholas Link
Name: Nicholas Link Title: Chairperson and Director Date: April 7, 2023

78