Form 10-Q
period 2023-03-31
Ilustrato Pictures International Inc.
filed 2023-05-22
CIK 1496383

ƒFf25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-56239

Ilustrato Pictures International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-2450645
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26 Broadway, Suite 934

New York, NY 10004

(Address of principal executive offices)

917-522-3202

(Registrant’s telephone number)

____________

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,391,080,699 common shares as of May 22, 2023

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2023, and 2022 (Unaudited);
F-3	Consolidated Statement of Stockholders’ Equity for the periods ended March 31, 2023, and 2022 (Unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2023, and 2022 (Unaudited); and
F-5	Notes to consolidated Financial Statements (Unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2023, are not necessarily indicative of the results that can be expected for the full year.

3

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

		March 31, 2023	Dec 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	4	1,436,346	1,478,702
Accounts Receivables	5	71,474,512	60,690,812
Inventory		2,105,228	1,877,905
Inventory (work-in-progress)	6	45,223,416	58,081,202
Other Current Assets	7	17,156,638	17,062,388
Total Current Assets		137,396,140	139,191,009
Long term Investments	8	18,357,437	18,368,326
Right of use of asset	9	11,906,654	11,906,654
Goodwill	10	60,952,347	60,310,468
Tangible Assets	11	21,700,264	21,017,415
Intangible Assets	12	699,690	623,592
Total Non-Current Assets		113,616,392	112,226,454
Total Assets		251,012,532	251,417,462
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	13
Account Payable		48,154,978	52,141,842
Current lease liability		835,820	836,382
Other Current liabilities		104,584,361	102,059,819
Total Current Liabilities		153,575,159	155,038,043
Non-current liabilities	14
Notes Payable		10,360,000	10,550,000
Non-current lease liability		15,641,887	13,696,729
Other non-current liabilities		14,186,586	16,015,558
Total Non-Current Liabilities		40,188,473	40,262,287
Total Liabilities		193,763,632	195,300,330
Stockholders' Equity
Common Stock: 2,000,000,000 shares authorized, $0.001 par value,1,379,080,699 issued and outstanding	15	1,379,081	1,355,230
Preferred Stock: 235,741,000 authorized, $0.001 par value,	15
Class A - 10,000,000 authorized; 10,000,000 issued and outstanding		10,000	10,000
Class B - 100,000,000 authorized; 3,400,000 issued and outstanding		3,400	3,400
Class C - 10,000,000 authorized; 0 issued and outstanding		—	—
Class D - 60,741,000 authorized; 60,741,000 issued and outstanding		60,741	60,741
Class E - 5,000,000 authorized; 3,172,175 issued and outstanding		3,172	3,172
Class F - 50,000,000 authorized; 1,668,250 issued and outstanding		1,668	1,633
Additional Paid-in-capital		21,118,116	20,631,26
Other Comprehensive Income	16	18,874	(20,666)
Non-Controlling Interest	17	25,693,170	24,386,712
Retained Earnings		8,046,017	5,126,274
Net Income		914,662	4,559,375
Total Stockholders' Equity		57,248,900	56,117,132

Total Liabilities and Stockholders' Equity		251,012,532	251,417,462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarter Ended
	March 31, 2023	March 31, 2022
NET REVENUE	19,810,011	3,013,522
Total Net Revenue	19,810,011	3,013,522
COST OF REVENUE	13,883,099	1,154,441
GROSS PROFIT	5,926,912	1,859,081
Operating Expenses:
General, Selling & Administrative Expenses	3,118,674	1,222,445
Total Operating Expense	3,118,674	1,222,445
PROFIT/ LOSS FROM OPERATIONS	2,808,238	636,636
Non- Operating Expenses	1,247,385	—
Non-Operating Income	3,540	—
Depreciation	649,732	—
NET PROFIT/ LOSS	914,662	636,636
BASIC EARNING PER SHARE	0.00	0.00
WEIGHTED AVERAGE SHARES OUTSTANDING	1,379,080,699	1,313,530,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class D		Preferred Stock - Class E		Preferred Stock - Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance December 31,2022	1,355,230,699	1,355,230	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,633,250	1,634	20,631,261	9,664,983	31,730,420
Non-Controlling Interest	24,386,712	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total Shareholders’ Equity as of 12.31.2022	56,117,132
Common stock issued	63,850,000	63,850	—	—	—	—	—	—	—	—	—	—	484,650	—	548,500
Common stock cancelled	(40,000,000)	(40,000)	—	—	—	—	—	—	—	—	—	—	—	40,000	—
Preferred stock issued	—	—	—	—	—	—	—	—	—	—	35,000	35	2,205	—	2,240
Prefered stock cancelled	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Changes in Retained earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,640,192)	(1,640,192)
Current Quarter Income	—	—	—	—	—	—	—	—	—	—	—	—	—	914,662	914,662
Balance March 31, 2023	1,379,080,699	1,379,081	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,668,250	1,668	21,118,116	8,979,553	31,555,730
Non-Controlling Interest	25,693,170	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total Shareholders’ Equity as of 03.31.2023	57,248,900

Balance as at December 31, 2020	767,297,366	$1,183,282	10,000,000	$10,000	—	—	60,741,000	$60,741	3,175,172	$3,172	—	—	$2,846,812	$(899,110)	$3,204,897
Balance June 30, 2021	1,221,297,366	$1,221,297	10,000,000	$10,000	—	—	60,741,000	$60,741	3,172,175	$3,172	—	—	$2,846,812	$11,936,144	$16,078,166
Shares issued	(77,766,667)	(77,766)	—	—	2,200,000	$2,200	—	—	—	—	6,050,000	$6,050	$—	$801,076	$731,560
Balance Sept 30, 2021	1,143,530,699	$1,143,531	10,000,000	$10,000	2,200,000	$2,200	60,741,000	$60,741	3,172,175	$3,172	6,050,000	$6,050	$2,846,812	$12,737,220	$16,809,726
Shares issued	100,000,000	$100,000	—	—	—	—	—	—	—	—	(250,000)	$(250)	$(25,500)	$1,186,922	$1,261,172
Balance Dec 31, 2021	1,243,530,699	$1,243,530	10,000,000	$10,000	2,200,000	$2,200	60,741,000	$60,741	3,172,175	$3,172	5,800,000	$5,800	$2,821,312	$13,924,142	$18,070,929
Shares issued	70,000,000	$70,000	—	—	—	—	—	—	—	—	—	—	$124,746	$636,636	$831,382
Balance Mar 31, 2022	1,313,530,699	$1,313,530	$10,000,000	$10,000	$2,200,000	$2,200	60,741,000	$60,741	3,172,175	$3,172	5,800,000	$5,800	2,946,058	$14,560,778	$18,902,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarter Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss/ Profit	914,662	636,636
Adjustment to reconcile net gain (loss) to net cash
Finance cost	1,147,100	—
Discount on convertible Notes	84,168	—
Changes in Assets and Liabilities, net
Current Assets	1,752,512
Other Current Liabilities	(1,462,884)	(364,734)
Net cash (used In) provided by operating activities	2,435,559	271,902
	0
CASH FLOWS FROM INVESTING ACTIVITIES	0
Addition of Fixed Assets	(682,849)	(164,186)
Changes in Non-current assets	(707,089)	—
Changes in Non- Current Liabilities	116,186	—
Investment in Dear Cashmere Holding Co.	0	—
Net cash (used In) provided by investing activities	(1,273,753)	(164,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Fund raised through notes	310,000	—
Common Stock issued	23,850	—
Preferred Stock Issued	35	—
Finance cost	(1,147,100)	—
Discount on convertible Notes	(84,168)	—
Additional Paid-up Capital	486,855	—
Changes in Retained Earnings	621,026	194,745
Note converted	(500,000)	—
Net cash (used In) provided by financing activities	(289,500)	194,745

Net change in cash, cash equivalents and restricted cash	(42,356)	302,461
Cash, cash equivalents and restricted cash, beginning of the year	1,478,702	176,668
Cash, cash equivalents and restricted cash, end of the year	1,436,346	479,129

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, HISTORY AND NATURE OF BUSINESS

a)	We were incorporated as a Superior Venture Corp. on April 27, 2010, in the State of Nevada for the purpose of selling wine varietals. On November 9, 2012, we entered into an Exchange Agreement with the Ilustrato Pictures Ltd., a British Columbia corporation (Ilustrato BC”), whereby we acquired all the issued and outstanding common stock of Ilustrato BC. On November 30, 2012, Ilustrato BC transferred all of its assets and liabilities to Ilustrato Pictures Limited, our wholly owned subsidiary in Hong Kong (“Ilustrato HK”). On Februry 11, 2013, we changed the name to Ilustrato Pictures International, Inc.

b)	On April 1, 2016, Barton Hollow, together with the newly elected director of the issuer, caused the Issuer to enter into a letter of Intent to merger with Cache Cabinetry, LLC, and Arizona limited liability company. Pursuant to the Letter of Intent, the parties thereto would endeavor to arrive at, and enter into, a definitive merger agreement providing for the Merger. As an inducement to the members of Cache Cabinetry, LLC to enter into the Letter of Intent and thereafter transact, the Issuer caused to be issued to the members 360,000,000 shares of its common stock.

c)	Subsequently, on April 6, 2016, the Issuer and Cache Cabinetry, LLC entered into a definitive agreement and Plan of Merger (the “Merger Agreement”). Concomitant therewith, the stockholders of the Issuer elected Derrick McWilliams, the President of Cache Cabinetry, LLC Chief Executive Officer of the Issuer, who along with Barton Hollow, ratified and approved the Merger Agreement and Merger.

d)	The Merger closed on June 3, 2016. The merger is designed as a reverse subsidiary merger pursuant to Section 368(a)(2)(E) of the Internal Revenue Code. That is, upon closing, Cache Cabinetry LLC will merger into a newly created subsidiary of the Issuer with the members of Cache Cabinetry, LLC receiving shares of the common stock of the Issuer as consideration therefor. Upon closing of the Merger, Cache Cabinetry, LLC will be the surviving corporation in its merger with the wholly owned subsidiary of the Issuer, therefore has become the wholly owned operating subsidiary of the Issuer.

e)	On November 9th, 2018, the Company entered into a Term Sheet for Plan of Merger and Control with Larson Elmore.

f)	As a part of share purchase arrangement between Lee Larson Elmore and FB Technologies Global Inc., Nick Link, the owner of FB Technologies Global Inc. replaced Lee Larson Elmore as CEO of Ilustrato Pictures International Inc. on January 14, 2021, and we eventually got control over activities and books of accounts of Ilustrato Pictures International Inc. from the date January 14, 2021. So, we are not aware about facts mentioned above vide note no. 1(A), 1(B), 1(C), 1(D), 1(E), 1(F) and 1(G) 'organization, history and business' as they are related to prior to the date on which control over activities and books of accounts of Ilustrato Pictures International Inc. were handed over to us. Thus, those events have been reiterated as disclosed in previous fillings made by the preceding management of the company with SEC.

g)	On June 10, 2020, the Company entered into a definitive agreement with FB Fire Technologies Ltd. for the conversion of debt. The shareholders were issued 2,500,000 shares of Class E Preferred Stock and BrohF Holdings Ltd., a creditor of the company was issued 672,175 shares. A final tranche of shares for debt conversion will be issued to the shareholders following the audited financials for 2022.

h)	Firebug Mechanical Equipment LLC (Firebug Group – U.A.E.) was incorporated on May 8, 2017. ILUS acquired 100% of this company on January 26, 2021, under a signed Share Purchase Agreement. This company is engaged in the business of research and development of firefighting technologies as well as the manufacturing firefighting equipment and firefighting vehicles for its customers in the Middle East, Asia, and Africa.

i)	Georgia Fire & Rescue Supply LLC (Georgia Fire) was incorporated on the January 21, 2003. ILUS acquired 100% of this company on March 31, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution and servicing/maintenance of Firefighting, Rescue and Emergency Medical Services equipment.

j)	Bright Concept Detection and Protection System LLC (BCD Fire) was incorporated on March 18, 2014. ILUS acquired 100% of this company on April 13, 2021, in connection a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution, installation and maintenance of Fire Protection and Security systems.

k)	Bull Head Products Inc. was incorporated on June 8, 2007. ILUS acquired 100% of this company on January 1, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of manufacturing of aluminum truck beds and brush truck skid units for firefighting purposes including wildland firefighting.

l)	Emergency Response Technologies, Inc. This company was incorporated by ILUS on February 22, 2022, as the company’s Emergency Response Subsidiary. This company is engaged in the business of public safety and emergency response focused mergers and acquisitions.

m)	E-Raptor. This company was incorporated by ILUS as the company’s Commercial Electric Utility Vehicle manufacturer on February 22, 2022. This company is engaged in the business of manufacturing electric utility vehicles for the emergency response, agricultural, industrial, hospitality and transport sectors.

n)	Replay Solutions was incorporated by ILUS on March 1, 2022. The company is engaged in the business of recovering precious metals from electronic waste, known as urban mining.

o)	Quality Industrial Corp. was originally incorporated on May 4, 1998. ILUS acquired 77% of this company on May 28, 2022, under a signed Share Purchase Agreement. This company is engaged in the industrial, oil & gas, and manufacturing sectors. Quality Industrial Corp. is a public company which trades on the OTC Market under the ticker QIND and is designed as a Special Purpose Vehicle for our industrial and manufacturing division as well as for our operating company Quality International Co Ltd FCZ and other future acquisitions.

p)	AL Shola Al Modea Safety and Security LLC is a fire safety company registered in the United Arab Emirates. The company has signed a Share Purchase Agreement to acquire 51% control of AL Shola Al Modea Safety and Security LLC (ASSS) on December 13, 2022.

q)	Quality International Co Ltd FCZ is a United Arab Emirates registered process manufacturing and engineering company. It manufactures custom solutions for the oil and gas, power/energy, water, desalination, wastewater, offshore and public safety industries. Quality Industrial Corp. signed the definitive Share Purchase Agreement on January 18, 2023, to acquire a 52% interest in Quality International Co Ltd FCZ.

r)	Petro Line FZ LLC is is a United Arab Emirates registered a company that operates an oil refinery providing oil refining services. Quality Industrial Corp. signed the definitive Share Purchase Agreement on January 27, 2023, to acquire a 51% interest in Petro Line FZ-LLC.

s)	Hyperion Defense Solutions (Hyperion) was incorporated on February 13, 2023, and alongside two experienced and esteemed British military veterans, Chris Derbyshire, and Tim Grey. Through their combined 34 years of military service and 22 years holding senior roles in the defense sector, they have amassed a wealth of technical expertise and senior roles in the defense sector, senior level contacts as well as an acute understanding of defense customer requirements and military procurement processes.

NOTE 2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation and Principles of consolidation

The accompanying consolidated financial statements represent the results of operations, financial position, and cash flows of ILUS and all of its majority - owned or controlled subsidiaries are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant inter-company accounts and transactions have been eliminated. Further, while preparing consolidated financial statements, all the U.S. GAAP principles of consolidation have been followed and non-controlling interest have been recorded separately in the Consolidated Balance sheets.

The following companies are consolidated on the basis of Mergers & Acquisitions:

1.	ILUS International UK
2.	Firebug Mechanical Equipment LLC
3.	Bull Head products Inc
4.	Georgia Fire & Rescue supply LLC
5.	Bright Concept and protection System LLC
6.	Quality Industrial Corp.
7.	AL Shola Al Modea Safety and Security LLC

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s, impairments and estimations of long-lived assets, revenue recognition of Contract based revenue, allowances for uncollectible accounts, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Fair value of financial instruments

The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

·         Level 1. Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

·         Level 2. Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily available pricing sources for comparable instruments.

·         Level 3. Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

Revenue Recognition

The company applies paragraph 606-10 of the FASB Accounting Standards Codification for revenue recognition. The company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

• persuasive evidence of an arrangement exists,
• the sale price is fixed or determinable,
• collectability is reasonable assured and
• goods have been shipped and/or services rendered.

Accounts Receivable

Accounts receivable are recorded at face value less an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions, and a review of the current status of each customer's trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and before recording the appropriate provision.

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

In accordance with ASC 718, the company will generally apply the same guidance to both employee and nonemployee share-based awards. However, the company will also follow specific guidance for share-based awards to nonemployees related to the attribution of compensation cost and the inputs to the option-pricing model for expected term. Nonemployee share-based payment equity awards are measured at the grant-date fair value of the equity instruments, similar to employee share-based payment equity awards.

The Company calculate the fair value of option grants and warrant issuances utilizing the Binomial pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeiture” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expenses for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns. The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to shareholders by the weighted average number of shares available. Diluted earnings (loss) per shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.

Organization and Offering Cost

The Company has a policy to expense organization and offering costs as incurred.

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Concentration of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally insured limit.

Business segment

ASC 280, “Segment Reporting” requires use of the “management approach” model for segments reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. A Division overview presented in the Management Discussion and analysis filed with this form 10-Q.

Leases

The Company accounts for leases with escalation clauses and rent holidays on a straight-line basis in accordance with Accounting Standards Codification (ASC) 840, “Lease”. The deferred rent expenses liability associated with future lease commitments was reported under the caption “Other long-term obligation” on our consolidated balance sheet. The Company has Lease arrangement for which the liability has been recorded separately. Such Lease arrangements corresponds to the operating subsidiary QIND.

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined. The Company’s ability to continue as a going concern is dependent on the Company’s ability to continue to generate sufficient revenues and raise capital within one year from the date of filing.

Over the next twelve months management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available.

NOTE 4. CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, in accordance with ASC 230-10-20 the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $1,436,346 in cash and cash equivalents as of March 31, 2023, and $479,129 as of December 31, 2022, respectively.

NOTE 5. ACCOUNTS RECEIVABLES

Accounts receivables are recorded at face value less an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions, and a review of the current status of each customer's trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and before recording the appropriate provision.

Major Accounts receivable are from our subsidiary QIND. The duration of such receivables extends from 60 days beyond 12 Months. Payments are received only when a project is completed, and approvals are obtained. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experience. The majority of accounts receivable extend beyond 12 months and are guaranteed by a shareholder.

NOTE 6. INVENTORY - WORK IN PROGRESS

Work In Progress only reflects the value of products in intermediate production stages and excludes the value of finished products being held as inventory in anticipation of future sales and raw materials not yet incorporated into an item for sale.

NOTE 7. OTHER CURRENT ASSETS

Particulars	March 31, 2023	December 31, 2022
Staff Advances	7,280	7,487
Retention Receivable	2,800,611	—
Loans Advanced	1,750,722	2,551,606
Amount due from Related Party	1,794,218	2,096,777
Advance given to Suppliers	7,539,940	7,572,440
Statutory Dues Receivables	46,826	46,326
Deposits	1,775,441	1,550,914
Accrual of discounts on Notes	46,666	100,000
Prepayments/ Prepaid Assets	114,280	150,566
Other Misc. Current Assets	1,280,654	2,986,272
TOTAL	17,156,638	17,062,388

Other Misc. Current Assets:

Other Misc. Current Assets as mentioned in the above table includes advances paid in connection with the operations of the company.

Related party Advances:

As of March 31, 2023, and March 31, 2022, the Company had amounts due to Quality Industrial Corp. its subsidiary of the Company, of $797,504 and $0, respectively.

NOTE 8. LONG TERM INVESTMENTS

Particulars	March 31, 2023	December 31, 2022
Investments:
Investment in FB Fire Technology Ltd.	1,678,955	1,678,955
Investment in TVC	20,500	20,500
Other Long term Investments	4,657,982	4,668,871
Investment in Dear Cashmere Holding Co.	12,000,000	12,000,000
TOTAL	18,357,437	18,368,326

NOTE 9. RIGHT OF USE ASSETS

The Company’s subsidiaries have entered into commercial leases of land for offices, manufacturing yards and storage facilities. The Company determines whether an arrangement contains a lease at inception. A lease liability and corresponding right of use (ROU) asset are recognized for qualifying leased assets based on the present value of fixed and certain index-based lease payments at lease commencement. To determine the present value of lease payments, the Company uses the stated interest rate in the lease, when available, or more commonly a secured incremental borrowing rate that reflects risk, term, and economic environment in which the lease is denominated. The Company has elected not to recognize ROU assets or lease liabilities for leases with a term of twelve months or less. Expense is recognized on a straight-line basis over the lease term for operating leases.

NOTE 10. GOODWILL

Goodwill represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date and is subject to annual impairment. Goodwill is the excess of the purchase price paid for an acquired entity and the amount of the price not assigned to acquired assets and liabilities. It arises when an acquirer pays a high price to acquire a business. This asset only arises from an acquisition and it cannot be generated internally. Goodwill is an intangible asset, and so is listed within the long-term assets section of the acquirer's balance sheet.

As a part of the Share Purchase Arrangement between Lee Larson Elmore and FB Technologies Global Inc., Nick Link, the owner of FB Technologies Global Inc. replaced Lee Larson Elmore as CEO of Ilustrato Pictures International Inc. on January 14, 2021, and the company finally took control over the activities and books of accounts of Ilustrato Pictures International Inc. from the date of January 14, 2021.

The Unsupported Goodwill has been written off in the financial year ending December 31, 2022. The Additional Goodwill has been generated through our acquisition of Bull Head Products Inc., Georgia Fire & Rescue, Quality Industrial Corp and AL Shola Al Modea Safety and Security LLC.

NOTE 11. TANGIBLE ASSETS

Particulars	March 31, 2023	December 31, 2022
Tangible Assets:
Land and Building	17,390,196	17,390,067
Plant and machinery	1,711,483	—
Furniture, Fixtures and Fittings	213,189	63,712
Vehicles	64,375	70,326
Computer and computer Equipment	27,269	31,067
Office Equipment	907	1,248
Capital WIP	2,292,846	28,903
TOTAL	21,700,264	21,017,415

Property, Plant and Equipment

Property, Plant and Equipment is recorded at cost, except when acquired in a business combination where property, plant and equipment are recorded at fair value. Depreciation of property, plant and equipment is recognized over the estimated useful lifespan of the respective assets using the straight-line method.

The estimated useful lifespans are as follows:

Years
Buildings, related improvements & land improvements	5-25
Machinery & Equipment	3-15
Computer hardware & software	3-10
Furniture & Fixtures	3-15

Expenditure that extends the useful lifespan of existing property, plant and equipment are capitalized and depreciated over the remaining useful lifespan of the related asset. Expenditure for repairs and maintenance are expensed as incurred. When property, plant and equipment are retired or sold, the cost and related accumulated depreciation is removed from the Company’s balance sheet, with any gain or loss reflected in operations.

NOTE 12. INTANGIBLE ASSETS

Particulars	March 31, 2023	December 31, 2022
Intellectual Rights	693,338	617,240
Website	6,112	6,112
Trademarks	240	240
TOTAL	699,690	623,592

NOTE 13. CURRENT LIABILITIES

Other Current Liabilities

Other Current Liabilities as mentioned in the below table includes short term liabilities. Short term bank borrowings relate to credit-lines and bank borrowings by the company’s subsidiary QIND to meet asset financing and working capital requirements for orders that are in production.

Particulars	March 31, 2023	December 31, 2022
Credit Cards	25,150	6,895
Payable to subsidiaries	82,145,676	82,235,560
Short Term Bank Borrowings	19,716,635	18,220,315
Tax Payable	17,361	31,421
Provision for Audit Fees	76,500
Provision for Expenses	80,000	9415
Accrued Interest for Convertible Notes	51,378	31,855
Other short-term loan	855,433	101,141
Payroll Liability	353,883	119,987
Misc. liabilities	1,262,345	1,303,229
TOTAL	104,584,361	102,059,819

NOTE 14. NON – CURRENT LIABILITIES

Particulars	March 31, 2023	December 31, 2022
Provision for Convertible Notes	1,155,338	1,155,338
Borrowings from Financial Institutions	12,371,221	12,378,098
Interest On Convertible Notes	556,483	461,994
Employees’ End of Service Benefits	31,808	1,953,853
Defined Benefit Obligation (Gratuity)	71,736	60,683
TOTAL	14,186,586	16,015,558

NOTE 15. COMMON STOCK AND PREFERRED STOCK

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

As of December 31, 2022, there was 1,355,230,699 shares of the Company’s common stock issued and outstanding.

As of March 31, 2023, the number of shares outstanding of our Common Stock was 1,379,080,699.

EARNING PER SHARE

Particulars	March 31, 2023	December 31, 2022
Basic EPS
Numerator
Net income / (loss)	914,662	4,559,375
Net Income attributable to common stockholders	$ 914,662	$ 4,559,375
Denominator
Weighted average shares outstanding	1,379,080,699	1,355,230,699
Number of shares used for basic EPS computation	1,379,080,699	1,355,230,699
Basic EPS	$ 0.00	$ 0.00
Diluted EPS
Numerator
Net income / (loss)	914,662	4,559,375
Net Income attributable to common stockholders	$ 914,662	$ 4,559,375
Denominator
Number of shares used for basic EPS computation	1,379,080,699	1,355,230,699
Conversion of Class A preferred stock to common stock	30,000,000	30,000,000
Conversion of Class B preferred stock to common stock	65,589,041	65,589,041
Conversion of Class D preferred stock to common stock	30,370,500,000	30,370,500,000
Conversion of Class F preferred stock to common stock	166,825,000	158,602,740
Number of shares used for diluted EPS computation	32,011,994,740	31,979,922,480
Diluted EPS	$ 0.00	$ 0.00

NOTE 16. OTHER COMPREHENSIVE INCOME

Statement of Comprehensive Income Statement	Q1 2023
Net Income	914,662
Other comprehensive Income /(loss), net of tax
Foreign currency translation adjustments	1,792
Comprehensive Income	916,454

NOTE 17. NON-CONTROLLING INTEREST

The Company acquired 52% of Quality International for $82,000,000, now owning 52% of net assets of Quality International. Net Assets of Quality International was $49,255,718 on December 31, 2022. The remaining $56,387,027 of the purchase price is a part of the Company’s Goodwill (see financial footnote). Furthermore, current quarter earnings of the subsidiaries where the company doesn’t hold 100% ownership has been transferred to Non-Controlling Interest in the respective shareholding ratio.

NOTE 18. NOTES PAYABLE

The following is the list of Notes payable as of March 31, 202. Convertible Notes issued during the reported period are accounted in the books as liability, accrued Interest and discount on notes is also accounted accordingly as per general accounting principles.

•	On June 14, 2021, the company entered into a convertible note with GPL Ventures LLC – Alexander Dillon, for the amount of $500,000. The note is convertible at 25% below the average past 10-day share price. The note was assigned to RB Capital note assigned from GPL Ventures LLC to RB Capital on October 24, 2022.

•	On January 28, 2022, the company entered into a convertible note with RB Capital Partners Inc. – Brett Rosen for the amount of $500,000. The note is convertible at a fixed price $0.20 and bears 5% interest per annum. The note matures on January 27, 2024.

•	On February 04, 2022, the company entered into a convertible note with Discover Growth Fund LLC – John Burke for the amount of $2,000,000. The note is convertible at a 35% below the lowest past 15-day share price and bears 12% interest per annum. The note matures on February 4, 2023.

•	On April 26, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.20 and bears 5% interest per annum. The note matures on April 25, 2024.

•	On May 20, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 19, 2024.

•	On May 27, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 26, 2024.

•	On June 01, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $1,000,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 31, 2024

•	On July 12, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on July 11, 2024.

•	On August 10, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on August 09, 2024.

•	On August 25, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $200,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on August 24, 2024.

•	On September 21, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $650,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on September 20, 2024.

•	On November 14, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $400,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on November 13, 2024.

•	On December 2, 2022, the company entered into a convertible note with AJB Capital Investment LLC for the amount of $1,200,000. The note is convertible into common stock upon an event of default at the rate equal to volume weighted average trading price of the specified period and bears 12% interest. The note matures on June 01, 2023.

•	On January 26, 2023, the company entered into a convertible note with Jefferson Street Capital for the amount of $100,000. The note is convertible into common stock upon an event of default at the rate equal to volume weighted average trading price of the specified period and bears 12% interest. The note matures on July 26, 2023.

NOTE 19. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50 the company list events which are deemed to have a determinable significant effect on the balance sheet at the time of occurrence or on the future operations, and without disclosure of it, the financial statements would be misleading.

•	On April 11, 2023, ILUS entered into a note payable of $136,500 with 1800 Diagonal Lending LLC. Repayable any time after 180 days following the date of note till maturity date and shall bears 9% interest rate per annum. The note is convertible into common stock at the rate equal to variable conversion price as defined, shall mean 65% of lowest trading price during previous ten days. The note matures on April 11, 2024.

•	On April 11, 2023, ILUS entered into a note payable of $144,200 with 1800 Diagonal Lending LLC. Repayable in 9 monthly payments and shall bear 13% interest as one time charge on the issuance date. In case of event of default, note is convertible into common stock at 65% of lowest trading price during previous ten days. The note matures on March 11, 2024.

•	On April 12, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of 500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on April 12, 2025.

•	On May 2, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of 250,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 2, 2025.

•	On May 12, 2023, we issued 2,000,000 shares of common stock as commitment shares to AJB Capital Investment LLC with a fair market value of $84,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Industrial & Manufacturing division:

This division specializes in the manufacturing and assembling of process equipment, piping, and modules for the oil, gas, and energy sectors with over two decades of experience and key end-users in the Oil & Gas, Off-shore, Refineries & Petrochemical, Waste-water treatment plants and Chemical, Fertilizer, Metals and Mineral Processing industries. The international end-users include companies such as, but not limited to Chevron, BP, Shell, Total, Sasol and Gasco. The division has extensive capabilities including the undertaking of design, detailed engineering, procurement, fabrication, site erection, commissioning, testing & handing over of process equipment. The funding obligations for acquisitions such as Quality International Co Ltd FCZ and Petro Line FZ LLC, by our publicly listed industrial subsidiary, Quality Industrial Corp. (OTC: QIND), are currently funded funding by QIND itself as are the ongoing obligations for future acquisitions by the subsidiary.

Mining & Renewable Energy division:

This division is engaged in the Mining and Renewable Energy industry currently through its subsidiary Replay Solutions, which recovers and recycles precious metals from electronic waste. Replay Solutions incorporates a ‘Closed loop’ concept where it uses E–Waste and data destruction as a resource not only to extract precious metals but to reuse all materials found in E-Waste such as plastics. The company recycles cleanly, safely, and sustainably on items such as, but not limited to Printed Circuit Boards (PCB) and precious metals, Cables, wire, and car radiators. Replay Solution’s machines shred, crush, and grind the board to powder form and then use an airflow and an electrostatic separator to separate the materials into metal and fibers.

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

Plan of Operations

First Half of 2023

ILUS’ majority owned Industrial subsidiary, Quality Industrial Corp. (QIND), acquired 52% of Quality International Co Ltd FCZ on January 18, 2023, and 51% of Petro Line FZ LLC on January 27, 2023. Quality International Co Ltd FCZ currently has signed purchase orders exceeding $180M in various stages of the manufacturing process and an additional $250M in expected orders. ILUS will, following the acquisitions, disclose any known trends or uncertainties that have had or that the company reasonably expects will have a material impact on net sales or revenues or income from continuing operations. ILUS incorporated Hyperion Defence Solutions in the United Kingdom on February 13, 2023, in order to roll its Defense Subsidiary business plan. In the first half of 2023, ILUS plans to complete additional Emergency Response Technologies acquisitions, as well as integrate newer acquisitions into the group. We are presently manufacturing in the United States, United Arab Emirates, United Kingdom and Republic of Serbia. The company plans to further expand its manufacturing in the United States and to Spain during the first half of 2023. The company also plans to further expand operations through its newly formed Defense subsidiary. The focus will be on the international expansion of its subsidiaries through strategically aligned acquisitions and the growth of the operating companies. ILUS anticipates hiring additional finance, legal and acquisition personnel to facilitate and manage the growth as well as additional Strategic Advisors, consisting of experienced individuals from the Emergency Response, Industrial, Manufacturing, Mining, and Renewable Energy sectors.

Second Half of 2023

In the second half of 2023, ILUS plans to continue the international expansion of its subsidiaries by increasing sales and operational efficiencies as well as the completion of additional strategically aligned acquisitions. The company plans to focus on the completion of additional Quality Industrial Corp., Replay Solutions and Hyperion Defence Solutions acquisitions during this period. Additional focus will go towards the ongoing consolidation and integration of acquisitions as well as increased manufacturing of the company’s emergency response products in the United States.

Results of Operation for the Three Months Ended March 31, 2023, and 2022

Revenues

We earned $19,810,011 in revenues for the three months ended March 31, 2023, as compared with $3,013,522 in revenues for the three months ended March 31, 2022. The increase in revenue is a result of revenue from our acquisition of Quality Industrial Corp. and other subsidiaries.

We expect increased revenue in future quarters through organic growth and acquisitions across within our operating subsidiaries.

Operating Expenses

Operating expenses increased from $1,222,445 for the three months ended March 31, 2023, to $3,118,674 for the three months ended March 31, 2023.

Our operating expenses in Q1 2023 were mainly as a result of consolidation from our majority owned subsidiary Quality Industrial Corp. Our operating expenses in Q1 2022 were mainly the result of general administrative expenses.

We anticipate that our operating expenses will increase as we undertake our expansion plan associated with our acquisitions. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Expenses

We had other expenses of $1,247,385 for the three months ended March 31, 2023, as compared $0 in other expenses for the same period ended 2022. Our other expenses in Q1 2023 were mainly Finance Cost.

Net Income/Net Loss

We incurred a Net Income of $914,662 for the three months ended March 31, 2023, compared to a net income of $636,636 for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had total current assets of $137,396,140 and total current liabilities of $153,575,159 which include the QIND’s payable amount of $81,000,000 as part of purchase consideration for acquisition of its operating company, Quality International. We had a working capital deficit of $16,179,019 as of March 31, 2023. This compares with a working capital deficit of $33,084,200 as of December 31, 2022.

Operating activities provided $2,435,559 in cash for the three months ended March 31, 2023, as compared with $271,902 provided in cash for the three months ended March 31, 2022. Our positive operating cash flow for Q1 2023 was mainly the result of growth in core business activities delivering higher operating profit.

Investing activities used $1,273,753 in cash for the three months ended March 31, 2023, as compared with $164,186 used in cash for the three months ended March 31, 2022. Our negative investing cash flow for Q1 2023 was mainly the result of investing in long term assets for the company’s growth.

Financing activities provided $289,500 in cash for the three months ended March 31, 2023, as compared with $194,745 cash provided for the same period ended 2022 and was mainly the result of financing costs and issuance of convertible notes.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined. The Company’s ability to continue as a going concern is dependent on the Company’s ability to continue to generate sufficient revenues and raise capital within one year from the date of filing.

Over the next twelve months management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available.

Impact of Acquisitions

Historically a significant component of our growth has been through the acquisition of businesses in our targeted sectors. We typically incur upfront costs as we incorporate and integrate acquired businesses into our operating philosophy and operational excellence. This includes consolidation of supplies and raw materials, optimized logistics and production processes, and other restructuring and improvements initiatives. The benefits of these integration efforts and upcoming planned acquisitions may not positively impact our financial results instantly but has historically been the case in future periods.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed Note 2 of our unaudited financial statements included in this Quarterly Report on Form 10-Q.

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. On December 31, 2022, we performed a goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at December 31, 2022. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new standard is effective for fiscal years beginning after December 15, 2019, for both interim and annual reporting periods. The Company is currently assessing the potential impact of the adoption of ASU 2017-04 on its consolidated financial statements.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 15d-15, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Critical Accounting Policies.

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed Note 2 of our unaudited financial statements included in this Quarterly Report on Form 10-Q.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury cause by our employees, and other general claims. Aside from the following, we are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Ilustrato Pictures International Inc. had applied to the District Court, Clark County, Nevada to have 40,000,000 shares with Ambrose & Keith cancelled as they were issued in error in 2018 as the deal never completed. The case was won on September 15, 2022, in favor of the company and the court order was received on January 23, 2023. The transfer agent cancelled the 40,000,000 shares on February 17, 2023.

We have been named as a defendant in an action commenced by our former CEO, Larson Elmore. A case has been filed in the Eight Judicial District Court of the State of Nevada (Case No. A-22-858343-C). The Plaintiff alleges that we breached a stock purchase agreement dated May 10, 2020, and promissory notes, and is therefore entitled to damages. We have potential counterclaims against the former CEO which are being prepared, arising out of improper action and lack of disclosures. The company has disputed the claim and argue that Larson Elmore has mislead the company and its shareholders on various matters including but not limited to liabilities, company commitments and due diligence items presented by Larson Elmore during the takeover process. We are in the process of a settlement discussion and having obtained an extension of time to respond. We have a court hearing on June 6, 2023.

We have been named as a defendant in an action commenced by Steve Nicol, who claims that he loaned $12,000 on or about May 23, 2017, to Cache Cabinetry, LLC a subsidiary of ILUS under a promissory note, but that ILUS agreed to assume the note. He further claims that he elected to convert the note and that ILUS failed to convert the note into shares of ILUS common stock. He has alleged breach of contract, declaratory relief, and specific performance to require the company to issue 75,000,000 shares of common stock in ILUS. The company has obtained a mediation deadline for June 9, 2023. while the court process is ongoing.

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

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed on April 13, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

List of Notes and Stock issued during the first Quarter of 2023:

1.	On January 26, 2023, the company entered into a convertible note with Jefferson Street Capital for the amount of $100,000. The note is convertible into common stock upon an event of default at the rate equal to volume weighted average trading price of the specified period and bears 12% interest. The note matures on July 26, 2023.

2.	On March 17, 2023, we issued 10,000,000 shares of common stock as commitment shares to AJB Capital Investment LLC for an aggregate price of $421,000.

3.	On March 21, 2023, we issued 53,850,000 shares of common stock as compensation to RB Capital Partners Inc. for conversion of a convertible note for an aggregate price of $538,500.

The sales and issuances of the securities described above were made pursuant to the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision.

.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1*	Convertible Stock Purchase Warrant, dated January 26, 2023 with Jefferson Street Capital LLC
4.2*	Amended Convertible Stock Purchase Warrant, dated March 8, 2023, with AJB Capital Investments, LLC
4.3**	Amended Convertible Stock Purchase Warrant, dated May 12, 2023, with AJB Capital Investments, LLC
10.1*	Convertible Promissory Note, dated January 26, 2023 with Jefferson Street Capital LLC
10.2*	Amended Convertible Promissory Note, dated March 8, 2023, with AJB Capital Investments, LLC
10.3**	Amended Convertible Promissory Note, dated May 12, 2023, with AJB Capital Investments, LLC
10.4**	Convertible Promissory Note, dated April 11, 2023 with 1800 Diagonal Lending LLC
10.5**	Convertible Promissory Note, dated April 11, 2023 with 1800 Diagonal Lending LLC
10.6**	Convertible Promissory Note, dated April 12, 2023 with RB Capital Partners Inc.
10.7**	Convertible Promissory Note, dated May 2, 2023 with RB Capital Partners Inc.
10.8**	Amended Convertible Promissory Note, dated May 2, 2023 with RB Capital Partners Inc.
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Extensible Business Reporting Language (XBRL).

* Incorporated by reference to the Registration Statement on Form 10-K filed with the Securities and Exchange Commission on April 10, 2023 **Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ilustrato Pictures International Inc.

Date:	May 22, 2023

By:	/s/ Nicolas Link
Nicolas Link
Title:	Chief Executive Officer (principal executive)

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy
Title:	Chief Financial Officer (principal accounting, and financial officer)

