Form 10-Q/A
period 2023-03-31
Ilustrato Pictures International Inc.
filed 2023-05-30
CIK 1496383

ƒFf25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,391,080,699 common shares as of May 30, 2023

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

3

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

		March 31, 2023	Dec 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	4	1,436,346	1,478,702
Accounts Receivables	5	71,474,512	60,690,812
Inventory		2,105,228	1,877,905
Inventory (work-in-progress)	6	45,223,416	58,081,202
Other Current Assets	7	17,156,638	17,062,388
Total Current Assets		137,396,140	139,191,009
Long term Investments	8	18,357,437	18,368,326
Right of use of asset	9	11,906,654	11,906,654
Goodwill	10	60,952,347	60,310,468
Tangible Assets	11	21,700,264	21,017,415
Intangible Assets	12	699,690	623,592
Total Non-Current Assets		113,616,392	112,226,454
Total Assets		251,012,532	251,417,462
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	13
Account Payable		48,154,978	52,141,842
Current lease liability		835,820	836,382
Other Current liabilities		104,584,361	102,059,819
Total Current Liabilities		153,575,159	155,038,043
Non-current liabilities	14
Notes Payable		10,360,000	10,550,000
Non-current lease liability		15,641,887	13,696,729
Other non-current liabilities		14,186,586	16,015,558
Total Non-Current Liabilities		40,188,473	40,262,287
Total Liabilities		193,763,632	195,300,330
Stockholders' Equity
Common Stock: 2,000,000,000 shares authorized, $0.001 par value,1,379,080,699 issued and outstanding	15	1,379,081	1,355,230
Preferred Stock: 235,741,000 authorized, $0.001 par value,	15
Class A - 10,000,000 authorized; 10,000,000 issued and outstanding		10,000	10,000
Class B - 100,000,000 authorized; 3,400,000 issued and outstanding		3,400	3,400
Class C - 10,000,000 authorized; 0 issued and outstanding		—	—
Class D - 60,741,000 authorized; 60,741,000 issued and outstanding		60,741	60,741
Class E - 5,000,000 authorized; 3,172,175 issued and outstanding		3,172	3,172
Class F - 50,000,000 authorized; 1,668,250 issued and outstanding		1,668	1,633
Additional Paid-in-capital		21,118,116	20,631,261
Other Comprehensive Income	16	18,874	(20,666)
Non-Controlling Interest	17	25,693,170	24,386,712
Retained Earnings		8,046,017	5,126,274
Net Income		914,662	4,559,375
Total Stockholders' Equity		57,248,900	56,117,132

Total Liabilities and Stockholders' Equity		251,012,532	251,417,462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarter Ended
	March 31, 2023	March 31, 2022
NET REVENUE	19,810,011	3,013,522
Total Net Revenue	19,810,011	3,013,522
COST OF REVENUE	13,883,099	1,154,441
GROSS PROFIT	5,926,912	1,859,081
Operating Expenses:
General, Selling & Administrative Expenses	3,118,674	1,222,445
Total Operating Expense	3,118,674	1,222,445
PROFIT/ LOSS FROM OPERATIONS	2,808,238	636,636
Non- Operating Expenses	1,247,385	—
Non-Operating Income	3,540	—
Depreciation	649,731	—
NET PROFIT/ LOSS	914,662	636,636
BASIC EARNING PER SHARE	0.00	0.00
WEIGHTED AVERAGE SHARES OUTSTANDING	1,379,080,699	1,313,530,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class D		Preferred Stock - Class E		Preferred Stock - Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance December 31,2022	1,355,230,699	1,355,230	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,633,250	1,634	20,631,261	9,664,983	31,730,420
Non-Controlling Interest	24,386,712	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total Shareholders’ Equity as of 12.31.2022	56,117,132
Common stock issued	63,850,000	63,850	—	—	—	—	—	—	—	—	—	—	484,650	—	548,500
Common stock cancelled	(40,000,000)	(40,000)	—	—	—	—	—	—	—	—	—	—	—	40,000	—
Preferred stock issued	—	—	—	—	—	—	—	—	—	—	35,000	35	2,205	—	2,240
Preferred stock cancelled	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Changes in Retained earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,640,092)	(1,640,092)
Current Quarter Income	—	—	—	—	—	—	—	—	—	—	—	—	—	914,662	914,662
Balance March 31, 2023	1,379,080,699	1,379,081	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,668,250	1,668	21,118,116	8,979,553	31,555,730
Non-Controlling Interest	25,693,170	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total Shareholders’ Equity as of 03.31.2023	57,248,900

STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class D		Preferred Stock - Class E		Preferred Stock - Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance Dec 31, 2021	1,243,530,699	$1,243,530	10,000,000	$10,000	2,200,000	$2,200	60,741,000	$60,741	3,172,175	$3,172	5,800,000	$5,800	$2,821,312	$13,924,142	$18,070,929
Shares issued	70,000,000	$70,000	—	—	—	—	—	—	—	—	—	—	$124,746	$636,636	$831,382
Balance Mar 31, 2022	1,313,530,699	$1,313,530	$10,000,000	$10,000	$2,200,000	$2,200	60,741,000	$60,741	3,172,175	$3,172	5,800,000	$5,800	2,946,058	$14,560,778	$18,902,279

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

CASH FLOWS FROM INVESTING ACTIVITIES
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

Second Half of 2023

In the second half of 2023, ILUS plans to continue the international expansion of its subsidiaries by increasing sales and operational efficiencies as well as the completion of additional strategically aligned acquisitions. The company plans to focus on the completion of additional Quality Industrial Corp., Replay Solutions and Hyperion Defense Solutions acquisitions during this period. Additional focus will go towards the ongoing consolidation and integration of acquisitions as well as increased manufacturing of the company’s emergency response products in the United States.

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

Ilustrato Pictures International Inc.

Date:	May 30, 2023

By:	/s/ Nicolas Link
Nicolas Link
Title:	Chief Executive Officer (principal executive)

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy
Title:	Chief Financial Officer (principal accounting, and financial officer)

