Form 10-Q
period 2023-06-30
Ilustrato Pictures International Inc.
filed 2023-08-21
CIK 1496383

ƒFf25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,519,171,409 common shares as of August 21, 2023

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022;
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2023, and 2022 (Unaudited);
F-3	Consolidated Statement of Stockholders’ Equity for the periods ended June 30, 2023, and 2022 (Unaudited);
F-4	Consolidated Statements of Cash Flows for the periods ended June 30, 2023, and 2022 (Unaudited); and
F-5	Notes to consolidated Financial Statements (Unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2023, are not necessarily indicative of the results that can be expected for the full year.

3

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

		June 30, 2023	Dec 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	4	1,868,502	1,478,702
Accounts Receivables	5	83,122,866	60,690,812
Inventory		2,451,531	1,877,905
Inventory (work-in-progress)	6	40,622,080	58,081,202
Other Current Assets	7	16,022,415	17,062,388
Total Current Assets		144,087,394	139,191,009
Long term Investments	8	18,606,444	18,368,326
Right of use of asset	9	11,906,654	11,906,654
Goodwill	10	60,944,584	60,310,468
Tangible Assets	11	20,399,670	21,017,415
Intangible Assets	12	6,352	623,592
Total Non-Current Assets		111,863,703	112,226,454
Total Assets		255,951,098	251,417,462
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	13
Account Payable		52,473,360	52,141,842
Current lease liability		835,942	836,382
Other Current liabilities		102,335,498	102,059,819
Total Current Liabilities		155,644,800	155,038,043
Non-current liabilities	14
Notes Payable		11,890,524	10,550,000
Non-current lease liability		13,581,728	13,696,729
Other non-current liabilities		14,621,613	16,015,558
Total Non-Current Liabilities		40,093,865	40,262,287
Total Liabilities		195,738,665	195,300,330
Stockholders' Equity
Common Stock: 2,000,000,000 shares authorized, $0.001 par value, 1,444,380,699 issued and outstanding	15	1,444,381	1,355,230
Preferred Stock: 235,741,000 authorized, $0.001 par value,	15
Class A - 10,000,000 authorized; 10,000,000 issued and outstanding		10,000	10,000
Class B - 100,000,000 authorized; 3,400,000 issued and outstanding		3,400	3,400
Class C - 10,000,000 authorized; 0 issued and outstanding		—	—
Class D - 60,741,000 authorized; 60,741,000 issued and outstanding		60,741	60,741
Class E - 5,000,000 authorized; 3,172,175 issued and outstanding		3,172	3,172
Class F - 50,000,000 authorized; 1,668,250 issued and outstanding		1,668	1,633
Additional Paid-in-capital		21,665,916	20,631,26
Other Comprehensive Income	16	7,065	(20,666)
Non-Controlling Interest	17	29,674,043	24,386,712
Retained Earnings		6,391,823	5,126,274
Net Income		980,224	4,559,375
Total Stockholders' Equity		60,212,433	56,117,132

Total Liabilities and Stockholders' Equity		255,951,098	251,417,462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
NET REVENUE	23,545,596	19,677,223	43,355,607	22,690,745
Total Net Revenue	23,545,596	19,677,223	43,355,607	22,690,745
COST OF REVENUE	15,037,359	13,818,072	28,920,458	14,972,514
GROSS PROFIT	8,508,237	5,859,150	14,435,149	7,718,231
Operating Expenses:
General, Selling & Administrative Expenses	4,733,262	4,447,852	8,501,667	5,373,877
Total Operating Expense	4,733,262	4,447,852	8,216,257	5,373,877
PROFIT/ LOSS FROM OPERATIONS	3,774,975	1,411,298	5,933,482	2,344,354
Non- Operating Expenses	2,795,915	616,047	4,043,300	912,467
Non-Operating Income	1,164	337,071	4,704	337,071
NET PROFIT/ LOSS	980,224	1,132,322	1,894,886	1,768,958
BASIC EARNING PER SHARE	0.00	0.00	0.00	0.00
WEIGHTED AVERAGE SHARES OUTSTANDING	1,444,380,699	1,271,530,699	1,444,380,699	1,271,530,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class D		Preferred Stock - Class E		Preferred Stock - Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance December 31,2022	1,355,230,699	$1,355,230	10,000,000	$10,000	3,400,000	$3,400	60,741,000	$60,741	3,172,175	$3,172	1,633,250	$1,634	$20,631,261	$9,664,983	$24,386,712	$56,117,132
Common stock issued	63,850,000	63,850	—	—	—	—	—	—	—	—	—	—	484,650	—	—	548,500
Common stock cancelled	(40,000,000)	(40,000)	—	—	—	—	—	—	—	—	—	—	—	40,000	—	—
Preferred stock issued	—	—	—	—	—	—	—	—	—	—	35,000	35	2,205	—	—	2,240
Preferred stock cancelled	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Changes in Retained earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,640,192)	—	(1,640,192)
Current Quarter Income	—	—	—	—	—	—	—	—	—	—	—	—	—	914,662	—	914,662
Balance March 31, 2023	1,379,080,699	1,379,081	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,668,250	1,668	21,118,116	8,979,553	25,693,170	57,248,900
Common stock issued	55,300,000	55,300	—	—	—	—	—	—	—	—	—	—	547,800	—	—	603,100
Preferred converted into Common stock	10,000,000	10,000	—	—	—	—	—	—	—	—	—	—	—	—	—	10,000
Preferred stock converted	—	—	—	—	—	—	—	—	—	—	(100,000)	(100)	—	—	—	(100,000)
Preferred stock issued	—	—	—	—	—	—	—	—	—	—	100,000	100	—	—	—	100,000
Changes in Retainer Earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	(289,328)	—	(289,328)
Current Quarter Income	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,341,112)	—	(1,341,112)
Non-Controlling Interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,980,873	3,980,873
Balance June 30, 2023	1,444,380,699	$1,444,381	10,000,000	$10,000	3,400,000	$3,400	60,741,000	$60,741	3,172,175	$3,172	1,668,250	$1,668	$21,665,916	$7,349,113	$29,674,043	$60,212,433

	Common Stock		Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class D		Preferred Stock - Class E		Preferred Stock - Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance Dec 31, 2021	1,243,530,699	$1,243,530	10,000,000	$10,000	2,200,000	$2,200	60,741,000	$60,741	3,172,175	$3,172	5,800,000	$5,800	$2,821,312	$13,924,142	$18,070,929
Shares issued	70,000,000	$70,000	—	—	—	—	—	—	—	—	—	—	$124,746	$—	$194,746
Current quarter income	—	—	—	—	—	—	—	—	—	—	—	—	—	636,636	636,636
Balance Mar 31, 2022	1,313,530,699	$1,313,530	10,000,000	$10,000	2,200,000	$2,200	60,741,000	$60,741	3,172,175	$3,172	5,800,000	$5,800	$2,946,058	$14,560,778	$18,902,279
Common stock converted into Preferred B	(120,000,000)	$(120,000)	—	—	—	—	—	—	—	—	—	—	—	—	$(120,000)
Preferred Stock Converted to Common Stock	25,000,000	(25,000)	—	—	—	—	—	—	—	—	—	—	—	—	$(25,000)
Convertible notes converted to common stock	53,000,000	(53,000)	—	—	—	—	—	—	—	—	—	—	—	—	$(53,000)
Common stock converted into Preferred	—	—	—	—	1,200,000	$1,200	—	—	—	—	—	—	—	—	$1,200
Preferred Stock Converted to Common Stock	—	—	—	—	—	—	—	—	—	—	(243,250)	(243)	—	—	$(243)
Changes in Add Capital	—	—	—	—	—	—	—	—	—	—	—	—	12,633,277	—	$12,633,27
Current quarter income	—	—	—	—	—	—	—	—	—	—	—	—	—	$1,132,322	$1,132,322
Changes in Retained Earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	$(12,431,910)	$(12,431,910)
Balance June 30, 2022	1,271,530,699	$1,271,531	10,000,000	$10,000	3,400,000	$3,400	60,741,000	$60,741	3,172,175	$3,172	5,556,7500	$5,557	$15,579,335	$3,261,190	$20,194,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss/ Profit	1,894,886	1,768,958
Adjustment to reconcile net gain (loss) to net cash
Non- Cash non- operating Expenses	2,245,598	156,402
Depreciation	1,325,010	576,967
Finance cost	2,385,596	618,565
Discount on convertible Notes	135,944	137,500
Changes in Assets and Liabilities, net
Current Assets	(4,006,586)	(21,564,311)
Other Current Liabilities	606,757	15,816,779
Net cash (used In) provided by operating activities	3,980,448	(2,489,140)

CASH FLOWS FROM INVESTING ACTIVITIES
Addition/ Disposal of Fixed Assets	(707,206)	638,492
Changes in Non-current assets	(238,118)	(2,717,090)
Changes in Non- Current Liabilities	(1,508,946)	711,286
Net cash (used In) provided by investing activities	(2,454,330)	(1,367,312)

CASH FLOWS FROM FINANCING ACTIVITIES
Funds raised through notes	2,822,568	5,000,000
Finance cost	(2,340,898)	(408,772)
Discount on convertible Notes	(135,944)	(137,500)
Note converted	(1,482,044)	(500,000)
Net cash (used in) provided by financing activities	(1,136,318)	3,953,728

Net change in cash, cash equivalents and restricted cash	389,800	97,276
Cash, cash equivalents and restricted cash, beginning of the year	1,478,702	176,668
Cash, cash equivalents and restricted cash, end of the year	1,868,502	273,944

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

The following companies are consolidated on the basis of Mergers & Acquisitions:

1.	ILUS International UK

2.	Firebug Mechanical Equipment LLC

3.	Bull Head products Inc.

4.	Georgia Fire & Rescue supply LLC

5.	Bright Concept and protection System LLC

6.	Quality Industrial Corp.

7.	AL Shola Al Modea Safety and Security LLC

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

•         Level 1. Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

•         Level 2. Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily available pricing sources for comparable instruments.

•         Level 3. Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

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

NOTE 4. CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, in accordance with ASC 230-10-20 the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $1,868,502 in cash and cash equivalents as of June 30, 2023, and $1,478,702 as of December 31, 2022, respectively.

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

NOTE 7. OTHER CURRENT ASSETS

Particulars	June 30, 2023	December 31, 2022
Retention Receivable	2,590,611	2,590,611
Loans Advanced	2,659,376	2,551,606
Amount due from Related Party	1,794,218	1,794,218
Advance given to Suppliers	6,612,608	7,572,440
Statutory Dues Receivables	48,234	46,326
Deposits	1,547,977	1,550,914
Accrual of discounts on Notes	93,958	100,000
Prepayments/ Prepaid Assets	154,650	150,566
Other Misc. Current Assets	520,783	705,707
TOTAL	16,022,415	17,062,388

Other Misc. Current Assets:

Other Misc. Current Assets as mentioned in the above table includes advances paid in connection with the operations of the company.

Advances have been paid to the suppliers in the ordinary course of business for procurement of specialized material and equipment required in the process of manufacturing of pressure vessels, tanks, heat exchangers and construction of storage tanks and pipes.

Related party Advances:

As of June 30, 2023, the Company’s subsidiary QIND had amounts due from Gerab National Enterprises (L.L.C) a shareholder of Quality International, of $1,794,218.

NOTE 8. LONG TERM INVESTMENTS

Particulars	June 30, 2023	December 31, 2022
Investments:
Investment in FB Fire Technology Ltd.	1,678,955	1,678,955
Investment in TVC	20,500	20,500
Capital Advances	4,906,989	4,668,871
Investment in Dear Cashmere Holding Co.	12,000,000	12,000,000
TOTAL	18,606,444	18,368,326

The company received 10,000,000 shares of Common stock in Dear Cashmere Holding Co on May 21, 2021, as compensation for services to provided DRCR such as but not limited to, free rent in Al Marsa Street 66, 11th Floor, Office 1105, Dubai, free use of inhouse accounting, IT and legal team from 2021 until December 31, 2023. Capital advances represents 3,172,175 number of Class E Preferred Stock issued, in advance, at $1 per share amounting $3,172,175 to the shareholders of FB Fire Technologies Ltd. for acquisition of FB Fire Technologies Ltd.

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

As a part of the Share Purchase Arrangement between Lee Larson Elmore and FB Technologies Global Inc., Nicolas Link, the owner of FB Technologies Global Inc. replaced Lee Larson Elmore as CEO of Ilustrato Pictures International Inc. on January 14, 2021, and the company finally took control over the activities and books of accounts of Ilustrato Pictures International Inc. from the date of January 14, 2021.

The Unsupported Goodwill has been written off in the financial year ending December 31, 2022. The Additional Goodwill has been generated through our acquisition of Bull Head Products Inc., Georgia Fire & Rescue, Quality Industrial Corp and AL Shola Al Modea Safety and Security LLC.  Goodwill accounted in the books is primarily a result of acquisitions, representing the excess of the purchase price over the fair value of the tangible net assets acquired.

The Company accounts for business combinations by estimating the fair value of consideration paid for acquired businesses and assigning that amount to the fair values of assets acquired and liabilities assumed, with the remainder assigned to goodwill. If the fair value of assets acquired and liabilities assumed exceeds the fair value of consideration paid, a gain on bargain purchase is recognized. The estimates of fair values are determined utilizing customary valuation procedures and techniques, which require us, among other things, to estimate future cash flows and discount rates. Such analyses involve significant judgments and estimations.

The Company follows the guidance prescribed in Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets, to test goodwill and intangible assets for impairment annually if an event occurs or circumstances change which indicates that its carrying amount may not exceed its fair value.

NOTE 11. TANGIBLE ASSETS

Particulars	June 30, 2023	December 31, 2022
Tangible Assets:
Land and Building	17,147,199	17,390,322
Plant and machinery	1,335,531	1,419,802
Furniture, Fixtures and Fittings	168,255	221,329
Vehicles	58,422	70,326
Computer and computer Equipment	22,754	31,067
Capital WIP	1,667,509	1,884,569
TOTAL	20,399,670	21,017,415

Property, Plant and Equipment

Property, Plant and Equipment is recorded at cost, except when acquired in a business combination where property, plant and equipment are recorded at fair value. Depreciation of property, plant and equipment is recognized over the estimated useful lifespan of the respective assets using the straight-line method.

The estimated useful lifespans are as follows:

Item	Years
Buildings, related improvements & land improvements	5-25
Machinery & Equipment	3-15
Computer hardware & software	3-10
Furniture & Fixtures	3-15

Property, plant and equipment	Plant & Machinery	Leasehold Improvements & Building	Furniture, Fixtures & Office Equipment	Vehicles	Computer and Computer Equipment	Capital work in Progress	Total
As of December 31, 2021	106,528	22,158	30,126	2,725	42,774	—	204,311
Additions during the year	—	—	34,833	67,601	—	—	644,954
Additions on account of acquisition of Subsidiary	25,427,300	27,086,143	5,741,179	1,668,183	—	1,884,569	61,807,374
As at December 31, 2022	25,533,828	27,108,301	5,806,138	1,738,509	42,774	1,884,569	62,656,639
Additions during H1 2023	929,642	313			(5,630)	(217,060)	707,265
June 30,2023	26,463,470	27,108,614	5,806,138	1,738,509	37,144	1,667,509	63,363,904
Accumulated depreciation of the assets acquired as a result of acquisition of subsidiary
As at December 31, 2020	21,416,058	7,542,546	5,251,799	1,743,458	—	—	35,953,861
Charge for the year	1,633,889	1,071,089	167,975	1,770	—	—	2,874,723
Eliminated on disposal during the year	—	—	—	(77,636)	—	—	-77,636
As at December 31, 2021	23,049,947	8,613,635	5,419,774	1,667,592	—	—	38,750,948
Charge for the year	1,064,079	1,104,344	165,035	591	11,707	—	2,345,756
As at December 31, 2022	24,114,026	9,717,979	5,584,809	1,668,183	11,707	0	41,096,704
Carrying value as at December 31, 2022	1,419,802	17,390,322	221,329	70,326	31,067	1,884,569	21,017,415
Charge for Half year H1 2023	1,013,913	243,436	53,074	11,904	2,683	—	1,325,010
Carrying value as at June 30,2023	1,335,531	17,147,199	168,255	58,422	22,754	1,667,509	20,399,670

Expenditure that extends the useful lifespan of existing property, plant and equipment are capitalized and depreciated over the remaining useful lifespan of the related asset, Expenditure for repairs and maintenance are expensed as incurred, when property, plant and equipment are retired or sold, the cost and related accumulated depreciation is removed from the Company’s balance sheet, with any gain or loss reflected in operations.

NOTE 12. INTANGIBLE ASSETS

Particulars	June 30, 2023	December 31, 2022
Intellectual Rights	—	617,240
Website	6,112	6,112
Trademarks	240	240
TOTAL	6,352	623,592

NOTE 13. CURRENT LIABILITIES

Other Current Liabilities

Other Current Liabilities as mentioned in the below table includes short term liabilities. Short term bank borrowings relate to credit-lines and bank borrowings by the company’s subsidiary QIND to meet asset financing and working capital requirements for orders that are in production.

Particulars	June 30, 2023	December 31, 2022
Credit Cards	7,228	6,895
Payable to subsidiaries	81,404,000	82,235,560
Short Term Bank Borrowings	18,911,641	18,220,315
Tax Payable	18,191	31,421
Provision for Expenses	1,328,904	1,303,229
Accrued Interest for Convertible Notes	77,093	31,855
Other short-term loan	101,141	101,141
Payroll Liability	328,116	119,987
Misc. liabilities	159,184	9,416
TOTAL	102,335,498	102,059,819

As of June 30, 2023, loan payable – Payable to subsidiaries amounting to $81,404,000 is the liability of the company on account of its acquisition of subsidiaries. The Major portion of $80.5 million is payable in tranches to Quality International as a part of purchase consideration. Other amounts include payment to other subsidiaries, Al Shola Modea Safety and Security LLC, Georgia Fire and Bull head products Inc.

Borrowings amounting to $18,911,641, is the current portion of bank borrowings, which correspond to our subsidiary Quality International. As per the applicable accounting standards, Borrowings from financial institutions have been bifurcated into current and non-Current liabilities.

NOTE 14. NON – CURRENT LIABILITIES

Particulars	June 30, 2023	December 31, 2022
Provision for Convertible Notes	1,155,338	1,155,338
Borrowings from Financial Institutions	10,761,062	12,378,098
Interest On Convertible Notes	658,265	461,994
Employees’ End of Service Benefits	1,938,218	1,953,853
Defined Benefit Obligation (Gratuity)	108,730	66,275
TOTAL	14,621,613	16,015,558

The borrowings from financial institutions amounting to $10,761,062 belong to our subsidiary, Quality International. These terms loans were acquired from commercial banks in the UAE for the purchase of machinery and equipment. These term loans carry financing costs at commercial rates plus 1 to 3-month EIBOR per annum.

 Options and Warrants

In accordance with ASC 470, detachable warrants issued are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance, the portion of the proceeds assigned to the warrants credited to paid-in capital, and the remainder to the debt instrument.

On February 4, 2022, a Common Share Purchase Warrant was issued to Discover Growth Fund, LLC, of the $2,000,000 convertible promissory note of even date herewith (the “Note”), , Holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the date of issuance hereof, to purchase from the Company, 20,000,000 of the Company’s common shares (the “Warrant Shares”) (whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant) at the Exercise Price of $0.275, per share then in effect.

On December 2, 2022, we issued a common stock purchase warrant to AJB Capital Investment LLC for the $1,200,000 convertible promissory note. The holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the date of issuance hereof, to purchase from the Company, 30,000,000 of the Company’s common shares (the “Warrant Shares”) (whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant) at the Exercise Price per share then in effect. The Warrant was later amended on March 8, 2023, and May 12, 2023.

On January 26, 2023, we issued a common stock purchase warrant to Jefferson Street Capital for the $100,000 convertible promissory note. The holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the date of issuance hereof, to purchase from the Company, 650,000 of the Company’s common shares (the “Warrant Shares”) (whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant) at the Exercise Price per share then in effect.

On June 30, 2023, we issued a common stock purchase warrant to Exchange Listing. The holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the date of issuance hereof, to purchase from the Company, 200,000 of the Company’s common shares (the “Warrant Shares”) (whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant) at the Exercise Price per share then in effect

NOTE 15. COMMON STOCK AND PREFERRED STOCK

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

As of June 30, 2023, the number of shares outstanding of our Common Stock was 1,444,380,699.

Common Stock issuances during the six months ended June 30, 2023.

On February 18, 2023, we cancelled 40,000,000 shares of common stock with Ambrose & Keith Ltd.

On March 17, 2023, we issued 10,000,000 shares of common stock as commitment shares to AJB Capital Investment LLC for an aggregate price of $421,000.

On March 21, 2023, we issued 53,850,000 shares of common stock as compensation to RB Capital Partners Inc. For conversion of a convertible note for an aggregate price of $538,500

On April 12, 2023, 100,000 Preferred F shares were converted into 10,000,000 common shares.

On April 12, 2023, 100,000 Preferred F shares were issued to John-Paul Backwell as staff compensation.

On May 12, 2023, we issued 2,000,000 shares of common stock as commitment shares to AJB Capital Investment LLC for an aggregate price of $80,000.

On June 1, 2023, we issued 53,300,000 shares of common stock as compensation to RB Capital Partners Inc. For conversion of a convertible note for an aggregate price of $533,000.

EARNING PER SHARE

Particulars	June 30, 2023	December 31, 2022
Basic EPS
Numerator
Net income / (loss)	2,588,227	4,559,375
Net Income attributable to common stockholders	$ 2,588,227	$ 4,559,375
Denominator
Weighted average shares outstanding	1,444,380,699	1,355,230,699
Number of shares used for basic EPS computation	1,444,380,699	1,355,230,699
Basic EPS	$ 0.00	$ 0.00
Diluted EPS
Numerator
Net income / (loss)	2,588,227	4,559,375
Net Income attributable to common stockholders	$ 2,588,227	$ 4,559,375
Denominator
Number of shares used for basic EPS computation	1,379,080,699	1,355,230,699
Conversion of Class A preferred stock to common stock	30,000,000	30,000,000
Conversion of Class B preferred stock to common stock	65,589,041	65,589,041
Conversion of Class D preferred stock to common stock	30,370,500,000	30,370,500,000
Conversion of Class F preferred stock to common stock	166,825,000	158,602,740
Number of shares used for diluted EPS computation	32,077,294,830	31,979,922,480
Diluted EPS	$ 0.00	$ 0.00

NOTE 16. OTHER COMPREHENSIVE INCOME

Statement of Comprehensive Income Statement	Q2 2023
Net Income	1,673,565
Other comprehensive Income /(loss), net of tax
Foreign currency translation adjustments	11,809
Comprehensive Income	1,685,374

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

NOTE 18. NOTES PAYABLE

The following is the list of Notes payable as of June 30, 2023. Convertible Notes issued during the reported period are accounted in the books as liability, accrued Interest and discount on notes is also accounted accordingly as per general accounting principles.

•	On February 04, 2022, the company entered into a convertible note with Discover Growth Fund LLC – John Burke for the amount of $2,000,000. The note is convertible at a 35% below the lowest past 15-day share price and bears 12% interest per annum. The note matures on February 4, 2023.

•	On April 26, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.20 and bears 5% interest per annum. The note matures on April 25, 2024.

•	On May 20, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 19, 2024.

•	On May 27, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 26, 2024.

•	On June 01, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $1,000,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 31, 2024

•	On July 12, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on July 11, 2024.

•	On August 10, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on August 09, 2024.

•	On August 25, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $200,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on August 24, 2024.

•	On September 21, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $650,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on September 20, 2024.

•	On November 14, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $400,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on November 13, 2024.

•	On December 2, 2022, the company entered into a convertible note with AJB Capital Investment LLC for the amount of $1,200,000. The note is convertible into common stock upon an event of default at the rate equal to volume weighted average trading price of the specified period and bears 12% interest. The note matures on June 01, 2023.

•	On January 26, 2023, the company entered into a convertible note with Jefferson Street Capital for the amount of $100,000. The note is convertible into common stock upon an event of default at the rate equal to volume weighted average trading price of the specified period and bears 12% interest. The note matures on July 26, 2023.

•	On April 11, 2023, ILUS entered into a note payable of $136,500 with 1800 Diagonal Lending LLC. Repayable any time after 180 days following the date of note till maturity date and shall bears 9% interest rate per annum. The note is convertible into common stock at the rate equal to variable conversion price as defined, shall mean 65% of lowest trading price during previous ten days. The note matures on April 11, 2024.

•	On April 11, 2023, ILUS entered into a note payable of $144,200 with 1800 Diagonal Lending LLC. Repayable in 9 monthly payments and shall bear 13% interest as one time charge on the issuance date. In case of event of default, note is convertible into common stock at 65% of lowest trading price during previous ten days. The note matures on March 11, 2024.

•	On April 12, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on April 12, 2025.

•	On May 2, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of 250,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 2, 2025.

•	On May 3, 2023, the company The Company signed a Forbearance Agreement with Discover Growth Fund for the original note dated February 4, 2022. The Company shall make monthly minimum loan payments to Discover Growth Fund of $450,000 commencing on May 30, 2023, and on the 5th day of each month thereafter, until the Note is paid in full.

•	On May 30, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $200,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on May 30, 2025.

•	On May 30, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $450,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on May 30, 2025.

•	On June 21, 2023, the company entered into a note payable of $61,868 with 1800 Diagonal Lending LLC. Repayable in 9 monthly payments and shall bear 13% interest as one time charge on the issuance date. In case of event of default, note is convertible into common stock at 65% of lowest trading price during previous ten days. The note matures on March 30, 2024.

NOTE 19. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50 the company list events which are deemed to have a determinable significant effect on the balance sheet at the time of occurrence or on the future operations, and without disclosure of it, the financial statements would be misleading.

On July 03, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $475,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on July 3, 2025

On July 14, 2023, we issued 53,125,000 shares of common stock as compensation to RB Capital Parters Inc. For conversion of a convertible note for an aggregate price of $531,250.

On July 14, 2023, the Company issued to Exchange Listing LLC 21,665,710 shares of our common stock for $100 for consultancy services for the planned uplist to a National Exchange.

On July 26, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $550,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on July 26, 2025.

On January 27, 2023, we entered into the Petro Line Share Purchase Agreement, to acquire 51% of Petro Line FZ-LLC. The acquisition never materialized after a fire at a Petro Line factory. An investigation into the fire’s impact led us to subsequently mutually terminate the Petro Line Share Purchase Agreement on August 3, 2023, and no payments to Petro Line were made.

On August 4, 2023, the Board of Directors of our subsidiary Quality Industrial Corp, approved a change in fiscal year end of the Company from December 31 to June 30. The Board’s decision to change the fiscal year end was related to the Company’s intent to uplist to NYSE American and to allow investors to accurately measure revenue and earnings year-over-year.

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

Overview

ILUS is a Nevada Corporation primarily focused on the public safety, industrial and renewable energy sectors. Through its wholly owned subsidiary, Emergency Response Technologies Inc. (“ERT”), ILUS aims to provide technology that protects communities, front line personnel and assets by acquiring technology and solutions for the emergency response sector. This sector includes Fire and Rescue Services, Law Enforcement, Emergency Medical Services and Emergency Management. The company also has an Industrial and Manufacturing subsidiary, Quality Industrial Corp., which is focused on the acquisition and growth of process manufacturing and industrial companies. Furthermore, the company has a Mining and Renewable Energy subsidiary which is focused on the incorporation, acquisition, and growth of companies in the sustainable mining and renewable energy sectors and also has a Defense subsidiary which is focused on delivery effective capability and technology to the defense sector.

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

Industrial & Manufacturing division:

This division specializes in the manufacturing and assembling of process equipment, piping, and modules for the oil, gas, and energy sectors with over two decades of experience and key end-users in the Oil & Gas, Off-shore, Refineries & Petrochemical, Waste-water treatment plants and Chemical, Fertilizer, Metals and Mineral Processing industries. The international end-users include companies such as, but not limited to Chevron, BP, Shell, Total, Sasol and Gasco. The division has extensive capabilities including the undertaking of design, detailed engineering, procurement, fabrication, site erection, commissioning, testing & handing over of process equipment. The funding obligations for acquisitions such as Quality International Co Ltd FCZ, by our publicly listed industrial subsidiary, Quality Industrial Corp. (OTC: QIND), are funded funding by QIND itself as are the ongoing obligations for future acquisitions by the subsidiary.

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

Recent developments

On August 4, 2023, the Board of Directors of our subsidiary Quality Industrial Corp, approved a change in fiscal year end of the Company from December 31 to June 30. The Board’s decision to change the fiscal year end was related to the Company’s intent to uplist to NYSE American and to allow investors to accurately measure revenue and earnings year-over-year.

In the second half of 2023, ILUS plans to continue the individual growth and international expansion of its subsidiaries by increasing sales and operational efficiencies as well as to complete additional strategically aligned acquisitions. The company plans to strengthen its Emergency Response Technologies subsidiary through increased manufacturing of the company’s emergency products and technology in the United States. The company will also be manufacturing its E-Raptor range of commercial electric utility vehicles in Serbia and plans for the first vehicles to roll off the Serbian production line in the second half of 2023. Additional focus will go towards the ongoing consolidation and integration of existing acquisitions.

Results of Operation for the Six Months Ended June 30, 2023, and 2022

Revenues

We earned $43,355,607 in revenues for the Six months ended June 30, 2023, as compared with $22,690,745 in revenues for the six months ended June 30, 2022. The increase in revenue is a result of revenue from our acquisition of Quality Industrial Corp. and other subsidiaries.

We expect increased revenue in future quarters through organic growth and acquisitions across within our operating subsidiaries.

Operating Expenses

Operating expenses increased from $5,373,877 for the six months ended June 30 31, 2022, to $8,501,667 for the three months ended June 30, 2023.

Selling, general and administrative (“SG&A”) expenses have increased primarily due to the impact from acquisitions, resource investments, product development, marketing, and employee-related costs.

We anticipate that our operating expenses will increase as we undertake our expansion plan associated with our acquisitions. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Expenses

We had other expenses of $4,043,300 for the six months ended June 30, 2023, as compared $912,467 in other expenses for the same period ended 2022. Our other expenses in Q2 2023 were mainly Finance Cost.

Net Income/Net Loss

We incurred a Net Income of $1,894,886 for the six months ended June 30, 2023, compared to a net income of $1,768,958 for the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had total current assets of $144,087,394 and total current liabilities of $155,644,800 which include the QIND’s payable amount of $81,000,000 as part of purchase consideration for acquisition of its operating company, Quality International. We had a working capital deficit of $11,557,406 as of June 30, 2023. This compares with a working capital deficit of $15,847,034 as of December 31, 2022.

Operating activities provided $3,980,448 in cash for the six months ended June 30, 2023, as compared with $2,489,140 provided in cash deficit for the six months ended June 30, 2022. Our positive operating cash flow for Q1 2023 was mainly the result of growth in core business activities delivering higher operating profit.

Investing activities used 2,454,330 in cash for the six months ended June 30, 2023, as compared with $1,367,312 used in cash for the six months ended June 30, 2022. Our negative investing cash flow for Q2 2023 was mainly the result of investing in long term assets for the company’s growth.

Financing activities provided $1,136,318 in cash deficit for the six months ended June 30, 2023, as compared with $3,953,728 cash provided for the same period ended 2022 and was mainly the result of financing costs and issuance of convertible notes.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have been named as a defendant in an action commenced by Steve Nicol, who claims that he loaned $12,000 on or about May 23, 2017, to Cache Cabinetry, LLC a subsidiary of ILUS under a promissory note, but that ILUS agreed to assume the note. He further claims that he elected to convert the note and that ILUS failed to convert the note into shares of ILUS common stock. He has alleged breach of contract, declaratory relief, and specific performance to require the company to issue 75,000,000 shares of common stock in ILUS. The company has obtained a mediation deadline for September 7, 2023. while the court process is ongoing.

We have been named as a defendant in an action commenced by Black Ice Advisors LLC, regarding a historic note entered into by the previous CEO, Larson Elmore with a principal amount of $4,000. The company disputes the legitimacy of the note. On June 5, 2023, we received a service of process by the Superior Court of California, County of San Diego, with a hearing rescheduled for March 8, 2024.

We cannot predict whether the action against involving our former CEO, Mr. Nicol or Black Ice Advisors is likely to result in any material recovery by or expense to our company. Where it is reasonably possible to do so, the Company accrues estimates of the probable costs for the resolution of these matters. These estimates based upon an analysis of potential results and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be affected by changes in assumption.

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

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed on June 26, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

List of Notes issued during the second Quarter of 2023:

•	On April 11, 2023, ILUS entered into a note payable of $136,500 with 1800 Diagonal Lending LLC. Repayable any time after 180 days following the date of note till maturity date and shall bears 9% interest rate per annum. The note is convertible into common stock at the rate equal to variable conversion price as defined, shall mean 65% of lowest trading price during previous ten days. The note matures on April 11, 2024.

•	On April 11, 2023, ILUS entered into a note payable of $144,200 with 1800 Diagonal Lending LLC. Repayable in 9 monthly payments and shall bear 13% interest as one time charge on the issuance date. In case of event of default, note is convertible into common stock at 65% of lowest trading price during previous ten days. The note matures on March 11, 2024.

•	On April 12, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on April 12, 2025.

•	On May 2, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of 250,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 2, 2025.

•	On May 3, 2023, the company The Company signed a Forbearance Agreement with Discover Growth Fund for the original note dated February 4, 2022. The Company shall make monthly minimum loan payments to Discover Growth Fund of $450,000.00 commencing on May 30, 2023, and on the 5th day of each month thereafter, until the Note is paid in full.

•	On May 30, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $200,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on May 30, 2025.

•	On May 30, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $450,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on May 30, 2025.

•	On June 21, 2023, the company entered into a note payable of $61,868 with 1800 Diagonal Lending LLC. Repayable in 9 monthly payments and shall bear 13% interest as one time charge on the issuance date. In case of event of default, note is convertible into common stock at 65% of lowest trading price during previous ten days. The note matures on March 30, 2024.

List of Stock issued during the second Quarter of 2023:

•	On April 12, 2023, 100,000 Preferred F shares were converted into 10,000,000 common shares.

•	On April 12, 2023, 100,000 Preferred F shares were issued to John-Paul Backwell as staff compensation.

•	On May 12, 2023 we issued 2,000,000 shares of common stock as commitment shares to AJB Capital Investment LLC for an aggregate price of $80,000 pursuant to Securities Purchase Agreement, dated as of December 2, 2022.

•	On June 01, 2023 we issued 53,300,000 shares of common stock as compensation to RB Capital Parters Inc. for conversion of a convertible note for an aggregate price of $533,000.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1*	Forbearance Agreement, dated May 3, 2023, with Discover Growth Fund LLC
4.2*	Amended Stock Purchase Agreement, dated May 8, 2023, with AJB Capital Investments, LLC
4.3*	Amended Stock Purchase Warrant, dated May 12, 2023, with AJB Capital Investments, LLC
4.4**	Stock Purchase Agreement, dated June 30, 2023, with Exchange Listing LLC
10.1*	Convertible Promissory Note, dated April 11, 2023, with 1800 Diagonal Lending LLC
10.2*	Convertible Promissory Note, dated April 11, 2023, with 1800 Diagonal Lending LLC
10.3*	Convertible Promissory Note, dated April 12, 2023, with RB Capital Partners Inc.
10.4*	Convertible Promissory Note, dated May 2, 2023 with RB Capital Partners Inc.
10.5*	Amended Convertible Promissory Note, dated May 12, 2023, with AJB Capital Investments, LLC
10.6*	Convertible Promissory Note, dated May 30, 2023, with RB Capital Partners Inc.
10.7*	Convertible Promissory Note, dated May 30, 2023, with RB Capital Partners Inc.
10.8*	Convertible Promissory Note, dated June 21, 2023, with 1800 Diagonal Lending LLC
10.9**	Convertible Promissory Note, dated July 3, 2023, with RB Capital Partners Inc.
10.10**	Convertible Promissory Note, dated July 26, 2023, with RB Capital Partners Inc.
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL).

* Incorporated by reference to the Registration Statement on Form 10-K/A filed with the Securities and Exchange Commission on June 27, 2023 **Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ilustrato Pictures International Inc.

Date:	August 21, 2023

By:	/s/ Nicolas Link
Nicolas Link
Title:	Chief Executive Officer (principal executive)

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy
Title:	Chief Financial Officer (principal accounting, and financial officer)

