Form 10-Q/A
period 2023-06-30
Ilustrato Pictures International Inc.
filed 2023-09-13
CIK 1496383

ƒFf25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,524,726,965 common shares as of September 12, 2023

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

3

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

		June 30, 2023	Dec 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	4	1,868,502	1,478,702
Accounts Receivables	5	83,122,866	60,690,812
Inventory		2,451,531	1,877,905
Inventory (work-in-progress)	6	40,622,080	58,081,202
Other Current Assets	7	16,022,415	17,062,388
Total Current Assets		144,087,394	139,191,009
Long term Investments	8	18,606,444	18,368,326
Right of use of asset	9	11,906,654	11,906,654
Goodwill	10	60,952,347	60,310,468
Tangible Assets	11	20,399,670	21,017,415
Intangible Assets	12	6,352	623,592
Total Non-Current Assets		111,871,466	112,226,454
Total Assets		255,958,861	251,417,462
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	13
Account Payable		52,473,360	52,141,842
Current lease liability		835,942	836,382
Other Current liabilities		102,335,498	102,059,819
Total Current Liabilities		155,644,800	155,038,043
Non-current liabilities	14
Notes Payable		11,890,524	10,550,000
Non-current lease liability		13,581,728	13,696,729
Other non-current liabilities		14,621,613	16,015,558
Total Non-Current Liabilities		40,093,865	40,262,287
Total Liabilities		195,738,665	195,300,330
Stockholders' Equity
Common Stock: 2,000,000,000 shares authorized, $0.001 par value, 1,444,380,699 and 1,355,230,699 issued and outstanding	15	1,444,381	1,355,230
Preferred Stock: 235,741,000 authorized, $0.001 par value,	15
Class A - 10,000,000 authorized; 10,000,000 issued and outstanding		10,000	10,000
Class B - 100,000,000 authorized; 3,400,000 issued and outstanding		3,400	3,400
Class C - 10,000,000 authorized; 0 issued and outstanding		—	—
Class D - 60,741,000 authorized; 60,741,000 issued and outstanding		60,741	60,741
Class E - 5,000,000 authorized; 3,172,175 issued and outstanding		3,172	3,172
Class F - 50,000,000 authorized; 1,668,250 issued and outstanding		1,668	1,633
Additional Paid-in-capital		21,665,916	20,631,261
Other Comprehensive Income	16	7,065	(20,666)
Non-Controlling Interest	17	29,674,043	24,386,712
Retained Earnings		6,369,586	5,126,274
Net Income		980,224	4,559,375
Total Stockholders' Equity		60,220,196	56,117,132

Total Liabilities and Stockholders' Equity		255,958,861	251,417,462

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

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class D		Preferred Stock - Class E		Preferred Stock - Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance December 31,2022	1,355,230,699	$1,355,230	10,000,000	$10,000	3,400,000	$3,400	60,741,000	$60,741	3,172,175	$3,172	1,633,250	$1,634	$20,631,261	$9,664,983	$24,386,712	$56,117,132
Common stock issued	63,850,000	63,850	—	—	—	—	—	—	—	—	—	—	484,650	—	—	548,500
Common stock cancelled	(40,000,000)	(40,000)	—	—	—	—	—	—	—	—	—	—	—	40,000	—	—
Preferred stock issued	—	—	—	—	—	—	—	—	—	—	35,000	35	2,205	—	—	2,240
Preferred stock cancelled	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Changes in Retained earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,640,192)	—	(1,640,192)
Current Quarter Income	—	—	—	—	—	—	—	—	—	—	—	—	—	914,662	—	914,662
Balance March 31, 2023	1,379,080,699	1,379,081	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,668,250	1,668	21,118,116	8,979,553	25,693,170	57,248,900
Common stock issued	55,300,000	55,300	—	—	—	—	—	—	—	—	—	—	547,800	—	—	603,100
Preferred converted into Common stock	10,000,000	10,000	—	—	—	—	—	—	—	—	—	—	—	—	—	10,000
Preferred stock converted	—	—	—	—	—	—	—	—	—	—	(100,000)	(100)	—	—	—	(100)
Preferred stock issued	—	—	—	—	—	—	—	—	—	—	100,000	100	—	—	—	100
Changes in Retainer Earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	(216,412)	—	(216,412)
Current Quarter Income	—	—	—	—	—	—	—	—	—	—	—	—	—	980,224	—	980,224
Share of profit transferred to Non-Controlling Interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,386,489)	3,980,873	1,594,384
Balance June 30, 2023	1,444,380,699	$1,444,381	10,000,000	$10,000	3,400,000	$3,400	60,741,000	$60,741	3,172,175	$3,172	1,668,250	$1,668	$21,665,916	$7,356,876	$29,674,043	$60,220,196

	Common Stock		Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class D		Preferred Stock - Class E		Preferred Stock - Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance Dec 31, 2021	1,243,530,699	$1,243,530	10,000,000	$10,000	2,200,000	$2,200	60,741,000	$60,741	3,172,175	$3,172	5,800,000	$5,800	$2,821,312	$13,924,142	$18,070,929
Shares issued	70,000,000	$70,000	—	—	—	—	—	—	—	—	—	—	$124,746	$—	$194,746
Current quarter income	—	—	—	—	—	—	—	—	—	—	—	—	—	636,636	636,636
Balance Mar 31, 2022	1,313,530,699	$1,313,530	10,000,000	$10,000	2,200,000	$2,200	60,741,000	$60,741	3,172,175	$3,172	5,800,000	$5,800	$2,946,058	$14,560,778	$18,902,279
Common stock converted into Preferred B	(120,000,000)	$(120,000)	—	—	—	—	—	—	—	—	—	—	—	—	$(120,000)
Preferred Stock Converted to Common Stock	25,000,000	(25,000)	—	—	—	—	—	—	—	—	—	—	—	—	$(25,000)
Convertible notes converted to common stock	53,000,000	(53,000)	—	—	—	—	—	—	—	—	—	—	—	—	$(53,000)
Common stock converted into Preferred	—	—	—	—	1,200,000	$1,200	—	—	—	—	—	—	—	—	$1,200
Preferred Stock Converted to Common Stock	—	—	—	—	—	—	—	—	—	—	(243,250)	(243)	—	—	$(243)
Changes in Add Capital	—	—	—	—	—	—	—	—	—	—	—	—	12,633,277	—	$12,633,277
Current quarter income	—	—	—	—	—	—	—	—	—	—	—	—	—	$1,132,322	$1,132,322
Changes in Retained Earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	$(12,431,910)	$(12,431,910)
Balance June 30, 2022	1,271,530,699	$1,271,531	10,000,000	$10,000	3,400,000	$3,400	60,741,000	$60,741	3,172,175	$3,172	5,556,7500	$5,557	$15,579,335	$3,261,190	$20,194,925

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

ILUSTRATO PICTURES INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, HISTORY AND NATURE OF BUSINESS

a)	We were incorporated as a Superior Venture Corp. on April 27, 2010, in the State of Nevada for the purpose of selling wine varietals. On November 9, 2012, we entered into an Exchange Agreement with the Ilustrato Pictures Ltd., a British Columbia corporation (Ilustrato BC”), whereby we acquired all the issued and outstanding common stock of Ilustrato BC. On November 30, 2012, Ilustrato BC transferred all of its assets and liabilities to Ilustrato Pictures Limited, our wholly owned subsidiary in Hong Kong (“Ilustrato HK”). On February 11, 2013, we changed the name to Ilustrato Pictures International, Inc.

b)	On April 1, 2016, Barton Hollow, together with the newly elected director of the issuer, caused the Issuer to enter into a letter of Intent to merger with Cache Cabinetry, LLC, and Arizona limited liability company. Pursuant to the Letter of Intent, the parties thereto would endeavor to arrive at, and enter into, a definitive merger agreement providing for the Merger. As an inducement to the members of Cache Cabinetry, LLC to enter into the Letter of Intent and thereafter transact, the Issuer caused to be issued to the members 360,000,000 shares of its common stock.

c)	Subsequently, on April 6, 2016, the Issuer and Cache Cabinetry, LLC entered into a definitive agreement and Plan of Merger (the “Merger Agreement”). Concomitant therewith, the stockholders of the Issuer elected Derrick McWilliams, the President of Cache Cabinetry, LLC Chief Executive Officer of the Issuer, who along with Barton Hollow, ratified and approved the Merger Agreement and Merger.

d)	The Merger closed on June 3, 2016. The merger is designed as a reverse subsidiary merger pursuant to Section 368(a)(2)(E) of the Internal Revenue Code. That is, upon closing, Cache Cabinetry LLC will merger into a newly created subsidiary of the Issuer with the members of Cache Cabinetry, LLC receiving shares of the common stock of the Issuer as consideration therefor. Upon closing of the Merger, Cache Cabinetry, LLC will be the surviving corporation in its merger with the wholly owned subsidiary of the Issuer, therefore has become the wholly owned operating subsidiary of the Issuer.

e)	On November 9th, 2018, the Company entered into a Term Sheet for Plan of Merger and Control with Larson Elmore.

f)	As a part of share purchase arrangement between Lee Larson Elmore and FB Technologies Global Inc., Nick Link, the owner of FB Technologies Global Inc. replaced Lee Larson Elmore as CEO of Ilustrato Pictures International Inc. on January 14, 2021, and we eventually got control over activities and books of accounts of Ilustrato Pictures International Inc. from the date January 14, 2021. So, we are not aware about facts mentioned above vide note no. 1(A), 1(B), 1(C), 1(D), 1(E), 1(F) and 1(G) 'organization, history and business' as they are related to prior to the date on which control over activities and books of accounts of Ilustrato Pictures International Inc. were handed over to us. Thus, those events have been reiterated as disclosed in previous fillings made by the preceding management of the company with SEC.

g)	On June 10, 2020, the Company entered into a definitive agreement with FB Fire Technologies Ltd. for the conversion of debt. The shareholders were issued 2,500,000 shares of Class E Preferred Stock and BrohF Holdings Ltd., a creditor of the company was issued 672,175 shares. A final tranche of shares for debt conversion will be issued to the shareholders following the audited financials for 2022.

h)	Firebug Mechanical Equipment LLC (Firebug Group – U.A.E.) was incorporated on May 8, 2017. ILUS acquired 100% of this company on January 26, 2021, under a signed Share Purchase Agreement. This company is engaged in the business of research and development of firefighting technologies as well as the manufacturing firefighting equipment and firefighting vehicles for its customers in the Middle East, Asia, and Africa.

i)	Georgia Fire & Rescue Supply LLC (Georgia Fire) was incorporated on the January 21, 2003. ILUS acquired 100% of this company on March 31, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution and servicing/maintenance of Firefighting, Rescue and Emergency Medical Services equipment.

j)	Bright Concept Detection and Protection System LLC (BCD Fire) was incorporated on March 18, 2014. ILUS acquired 100% of this company on April 13, 2021, in connection a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution, installation and maintenance of Fire Protection and Security systems.

k)	Bull Head Products Inc. was incorporated on June 8, 2007. ILUS acquired 100% of this company on January 1, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of manufacturing of aluminum truck beds and brush truck skid units for firefighting purposes including wildland firefighting.

l)	Emergency Response Technologies, Inc. This company was incorporated by ILUS on February 22, 2022, as the company’s Emergency Response Subsidiary. This company is engaged in the business of public safety and emergency response focused mergers and acquisitions.

m)	E-Raptor. This company was incorporated by ILUS as the company’s Commercial Electric Utility Vehicle manufacturer on February 22, 2022. This company is engaged in the business of manufacturing electric utility vehicles for the emergency response, agricultural, industrial, hospitality and transport sectors.

n)	Replay Solutions was incorporated by ILUS on March 1, 2022. The company is engaged in the business of recovering precious metals from electronic waste, known as urban mining.

o)	Quality Industrial Corp. was originally incorporated on May 4, 1998. ILUS acquired 77% of this company on May 28, 2022, under a signed Share Purchase Agreement. This company is engaged in the industrial, oil & gas, and manufacturing sectors. Quality Industrial Corp. is a public company which trades on the OTC Market under the ticker QIND and is designed as a Special Purpose Vehicle for our industrial and manufacturing division as well as for our operating company Quality International Co Ltd FCZ and other future acquisitions.

p)	AL Shola Al Modea Safety and Security LLC is a fire safety company registered in the United Arab Emirates. The company has signed a Share Purchase Agreement to acquire 51% control of AL Shola Al Modea Safety and Security LLC (ASSS) on December 13, 2022.

q)	Quality International Co Ltd FCZ is a United Arab Emirates registered process manufacturing and engineering company. It manufactures custom solutions for the oil and gas, power/energy, water, desalination, wastewater, offshore and public safety industries. Quality Industrial Corp. signed the definitive Share Purchase Agreement on January 18, 2023, to acquire a 52% interest in Quality International Co Ltd FCZ.

s)	Hyperion Defense Solutions (Hyperion) was incorporated on February 13, 2023, and alongside two experienced and esteemed British military veterans, Chris Derbyshire, and Tim Grey. Through their combined 34 years of military service and 22 years holding senior roles in the defense sector, they have amassed a wealth of technical expertise and senior roles in the defense sector, senior level contacts as well as an acute understanding of defense customer requirements and military procurement processes.

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

Leases

The Company accounts for leases with escalation clauses and rent holidays on a straight-line basis in accordance with Accounting Standards Codification (ASC) 842, “Lease”. The deferred rent expenses liability associated with future lease commitments was reported under the caption “Other long-term obligation” on our consolidated balance sheet. The Company has Lease arrangement for which the liability has been recorded separately. Such Lease arrangements corresponds to the operating subsidiary QIND.

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

NOTE 7. OTHER CURRENT ASSETS

Particulars	June 30, 2023	December 31, 2022
Retention Receivable	2,590,611	1,485,780
Loans Advanced	650,715	578,367
Amount due from Related Party	1,794,218	1,794,218
Advance given to Suppliers and sub- Contractors	6,650,725	7,572,440
Statutory Dues Receivables	48,234	46,326
Deposits	1,547,977	1,550,914
Accrual of discounts on Notes	93,958	100,000
Other Receivables	210,000	1,314,832
Directors Current account	2,118,990	2,096,777
Staff Advances	8,358	49,605
Prepayments/ Prepaid Assets	163,616	278,192
Other Misc. Current Assets	145,013	194,938
TOTAL	16,022,415	17,062,388

Other Misc. Current Assets:

Other Misc. Current Assets as mentioned in the above table includes advances paid in connection with the operations of the company.

•	Advances to Suppliers and sub- Contractors: Advances have been paid to the suppliers in the ordinary course of business for procurement of specialized material and equipment required in the process of manufacturing of pressure vessels, tanks, heat exchangers and construction of storage tanks and pipes. The Industrial and Manufacturing Division engages in the production of process equipment, pressure vessels, and substantial offshore structures. To undertake these projects, the company is required to make substantial upfront investments in materials and machinery. These projects involve many processes and take a long time to complete.

•	Loan advanced refers to the amount advanced by a company in the ordinary course of business and includes amount paid for set up of new businesses.

•	Retention Receivables relates to a percentage of the contract price being retained by the customers for a period of 12 to 18 months (as per contract agreements), for the purpose of repair of damages (if any), that arise as a result of work done on the projects by the Company. These amounts are received at the expiration of the retention period.

•	Other Receivables represents claims for damages from suppliers.

Related party Advances:

As of June 30, 2023, the Company’s subsidiary QIND had amounts due from Gerab National Enterprises (L.L.C) a shareholder of Quality International, of $1,794,218.

NOTE 8. LONG TERM INVESTMENTS

Particulars	June 30, 2023	December 31, 2022
Investments:
Investment in FB Fire Technology Ltd.	3,172,175	3,172,175
Investment in TVC	20,500	20,500
Capital Advances	4,906,989	1,476,695
Loan to FB Fire Technologies Ltd	—	1,678,995
Investment in Dear Cashmere Holding Co.	12,000,000	12,000,000
TOTAL	18,606,444	18,368,326

Investment in Dear Cashmere Holding Co. The company received 10,000,000 shares of Common stock in Dear Cashmere Holding Co on May 21, 2021, as compensation for services to provided DRCR such as but not limited to, free rent in Al Marsa Street 66, 11th Floor, Office 1105, Dubai, free use of inhouse accounting, IT and legal team from 2021 until December 31, 2023. Capital advances represents 3,172,175 number of Class E Preferred Stock issued, in advance, at $1 per share amounting $3,172,175 to the shareholders of FB Fire Technologies Ltd. for acquisition of FB Fire Technologies Ltd.

Investment in FB Fire technologies represents 3,172,175 number of Class E Preferred Stock issued, in advance, at $1 per share amounting $3,172,175 to the shareholders of FB Fire Technologies Ltd. for acquisition of FB Fire Technologies Ltd.

Capital Advance of $1,496,695 represents amount advanced for two subsidiaries -Bull head and Georgia Fire security LLC.

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

The estimated useful lifespans are as follows:

Item	Years
Buildings, related improvements & land improvements	5-25
Machinery & Equipment	3-15
Computer hardware & software	3-10
Furniture & Fixtures	3-15

Property, plant and equipment	Plant & Machinery	Leasehold Improvements & Building	Furniture, Fixtures & Office Equipment	Vehicles	Computer and Computer Equipment	Capital work in Progress	Total
As of December 31, 2021	106,528	22,158	30,126	2,725	42,774	—	204,311
Additions during the year	—	—	34,833	67,601	—	—	644,954
Additions on account of acquisition of Subsidiary	25,427,300	27,086,143	5,741,179	1,668,183	—	1,884,569	61,807,374
As at December 31, 2022	25,533,828	27,108,301	5,806,138	1,738,509	42,774	1,884,569	62,656,639
Additions during H1 2023	929,642	313			(5,630)	(217,060)	707,265
June 30,2023	26,463,470	27,108,614	5,806,138	1,738,509	37,144	1,667,509	63,363,904
Accumulated depreciation of the assets acquired as a result of acquisition of subsidiary
As at December 31, 2020	21,416,058	7,542,546	5,251,799	1,743,458	—	—	35,953,861
Charge for the year	1,633,889	1,071,089	167,975	1,770	—	—	2,874,723
Eliminated on disposal during the year	—	—	—	(77,636)	—	—	(77,636)
As at December 31, 2021	23,049,947	8,613,635	5,419,774	1,667,592	—	—	38,750,948
Charge for the year	1,064,079	1,104,344	165,035	591	11,707	—	2,345,756
As at December 31, 2022	24,114,026	9,717,979	5,584,809	1,668,183	11,707	0	41,096,704
Carrying value as at December 31, 2022	1,419,802	17,390,322	221,329	70,326	31,067	1,884,569	21,017,415
Charge for Half year H1 2023	1,013,913	243,436	53,074	11,904	2,683	—	1,325,010
Carrying value as at June 30,2023	1,335,531	17,147,199	168,255	58,422	22,754	1,667,509	20,399,670

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

EARNING PER SHARE

Particulars	June 30, 2023	December 31, 2022
Basic EPS
Numerator
Net income / (loss)	980,224	4,559,375
Net Income attributable to common stockholders	$ 980,224	$ 4,559,375
Denominator
Weighted average shares outstanding	1,444,380,699	1,355,230,699
Number of shares used for basic EPS computation	1,444,380,699	1,355,230,699
Basic EPS	$ 0.00	$ 0.00
Diluted EPS
Numerator
Net income / (loss)	980,224	4,559,375
Net Income attributable to common stockholders	$ 980,224	$ 4,559,375
Denominator
Number of shares used for basic EPS computation	1,379,080,699	1,355,230,699
Conversion of Class A preferred stock to common stock	30,000,000	30,000,000
Conversion of Class B preferred stock to common stock	65,589,041	65,589,041
Conversion of Class D preferred stock to common stock	30,370,500,000	30,370,500,000
Conversion of Class F preferred stock to common stock	166,825,000	158,602,740
Number of shares used for diluted EPS computation	32,077,294,830	31,979,922,480
Diluted EPS	$ 0.00	$ 0.00

NOTE 16. OTHER COMPREHENSIVE INCOME

Statement of Comprehensive Income Statement	Q2 2023
Net Income	980,224
Other comprehensive Income /(loss), net of tax
Foreign currency translation adjustments	27,731
Comprehensive Income	1,007,955

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

On August 29, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $100,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on August 29, 2025.

On September 5, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $450,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on September 5, 2025.

On September 6, 2023, the company entered into a share purchase agreement with Kyle Edward Comerford to sell 5,555,556 for a purchase price of $50,000.

On September 7, 2023, the company entered into a share purchase agreement with Cameron Canzellarini to sell 10,000,000 for a purchase price of $100,000.

On September 7, 2023, the company entered into convertible Note with Richard Astrom, for the amount of $27,500. The note is convertible into common stock at variable conversion price and bears a 9% interest per annum. The note matures on March 6, 2024. The Note cannot be converted until 3 months from the date of issue of Note.

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

We have been named as a defendant in an action commenced by our former CEO, Larson Elmore. A case has been filed in the Eight Judicial District Court of the State of Nevada (Case No. A-22-858343-C). The Plaintiff alleges that we breached a stock purchase agreement dated May 10, 2020, and promissory notes, and is therefore entitled to damages. We have potential counterclaims against the former CEO which are being prepared, arising out of improper action and lack of disclosures. The company has disputed the claim and argue that Larson Elmore has mislead the company and its shareholders on various matters including but not limited to liabilities, company commitments and due diligence items presented by Larson Elmore during the takeover process. We have filed a motion to dismiss Larson Elmore’s complaint on the basis that it fails to state a claim and lacks jurisdiction in the Nevada courts.  At the hearing on this motion, the court determined that discovery would be required before ruling for the company and denied the motion without prejudice. The company is evaluating a motion for reconsideration once the order has been entered. In the interim, the parties have discussed a tentative discovery schedule and the possibility of a mediation and settlement conference.

We have been named as a defendant in an action commenced by Steve Nicol, who claims that he loaned $12,000 on or about May 23, 2017, to Cache Cabinetry, LLC a subsidiary of ILUS under a promissory note, but that ILUS agreed to assume the note. He further claims that he elected to convert the note and that ILUS failed to convert the note into shares of ILUS common stock. He has alleged breach of contract, declaratory relief, and specific performance to require the company to issue 75,000,000 shares of common stock in ILUS. The company obtained a settlement on September 6, 2023, and awaits the final court order.

We have been named as a defendant in an action commenced by Black Ice Advisors LLC, regarding a historic note entered into by the previous CEO, Larson Elmore with a principal amount of $4,000. The company disputes the legitimacy of the note. On June 5, 2023, we received a service of process by the Superior Court of California, County of San Diego, with a hearing rescheduled for March 8, 2024. On August 22, 2023, the company received information that Black Ice Advisors withdrew their prior demand for shares with a new motion seeking a monetary judgment in Black Ice’s in the amount of $3.772 million for the historic note with a principal amount of $4,000. ILUS’ last day to file an opposition is October 20, 2023.

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

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed on September 12, 2023.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1	Forbearance Agreement, dated May 3, 2023, with Discover Growth Fund LLC (1)
4.2	Amended Stock Purchase Agreement, dated May 8, 2023, with AJB Capital Investments, LLC (1)
4.3	Amended Stock Purchase Warrant, dated May 12, 2023, with AJB Capital Investments, LLC (1)
4.4	Stock Purchase Agreement, dated June 30, 2023, with Exchange Listing LLC (2)
10.1	Convertible Promissory Note, dated April 11, 2023, with 1800 Diagonal Lending LLC (1)
10.2	Convertible Promissory Note, dated April 11, 2023, with 1800 Diagonal Lending LLC (1)
10.3	Convertible Promissory Note, dated April 12, 2023, with RB Capital Partners Inc (1)
10.4	Convertible Promissory Note, dated May 2, 2023 with RB Capital Partners Inc. (1)
10.5	Amended Convertible Promissory Note, dated May 12, 2023, with AJB Capital Investments, LLC (1)
10.6	Convertible Promissory Note, dated May 30, 2023, with RB Capital Partners Inc. (1)
10.7	Convertible Promissory Note, dated May 30, 2023, with RB Capital Partners Inc. (1)
10.8	Convertible Promissory Note, dated June 21, 2023, with 1800 Diagonal Lending LLC (2)
10.9	Convertible Promissory Note, dated July 3, 2023, with RB Capital Partners Inc. (3)
10.10	Convertible Promissory Note, dated July 26, 2023, with RB Capital Partners Inc. (2)
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL).

*Provided herewith

(1)	Incorporated by reference to the Registration Statement on Form 10/A filed with the Securities and Exchange Commission on June 27, 2023
(2)	Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 21, 2023
(3)	Incorporated by reference to the Registration Statement on Form 10/A filed with the Securities and Exchange Commission on September 12, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ilustrato Pictures International Inc.

Date:	September 13, 2023

By:	/s/ Nicolas Link
Nicolas Link
Title:	Chief Executive Officer (principal executive)

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy
Title:	Chief Financial Officer (principal accounting, and financial officer)

