Form 10-Q
period 2023-09-30
Ilustrato Pictures International Inc.
filed 2023-11-24
CIK 1496383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,629,315,728 common shares as of November 24, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2023, and 2022 (Unaudited);
F-3	Consolidated Statement of Stockholders’ Equity for the periods ended September 30, 2023, and 2022 (Unaudited);
F-4	Consolidated Statements of Cash Flows for the periods ended September 30, 2023, and 2022 (Unaudited); and
F-5	Notes to consolidated Financial Statements (Unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2023, are not necessarily indicative of the results that can be expected for the full year.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

		September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	4	1,587,275	1,478,702
Accounts Receivables	5	95,815,503	60,690,812
Inventory		2,274,355	1,877,905
Inventory (work-in-progress)	6	36,848,297	58,081,202
Other Current Assets	7	18,939,563	17,062,388
Total Current Assets		155,464,993	139,191,009
Long term Investments	8	18,495,263	18,368,326
Right of use of asset	9	11,906,654	11,906,654
Goodwill	10	60,944,584	60,310,468
Tangible Assets	11	20,474,209	21,017,415
Intangible Assets	12	6,352	623,591
Total Non-Current Assets		111,829,062	112,226,454
Total Assets		267,294,055	251,417,463
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	13
Account Payable		60,013,057	52,141,842
Current lease liability		333,515	836,382
Other Current liabilities		102,559,457	102,059,819
Total Current Liabilities		162,906,029	155,038,043
Non-current liabilities	14
Notes Payable		11,855,013	10,550,000
Non-current lease liability		12,192,300	13,696,729
Other non-current liabilities		15,013,029	16,015,558
Total Non-Current Liabilities		39,060,342	40,262,287
Total Liabilities		201,966,371	195,300,330
Stockholders’ Equity
Common Stock: 2,000,000,000 shares authorized, $0.001 par value, 1,556,878,281and 1,355,230,699 issued and outstanding	15	1,556,878	1,355,230
Preferred Stock: 235,741,000 authorized, $0.001 par value,	15
Class A - 10,000,000 authorized; 10,000,000 issued and outstanding		10,000	10,000
Class B - 100,000,000 authorized; 3,400,000 issued and outstanding		3,400	3,400
Class C - 10,000,000 authorized; 0 issued and outstanding		—	—
Class D - 60,741,000 authorized; 60,741,000 issued and outstanding		60,741	60,741
Class E - 5,000,000 authorized; 3,172,175 issued and outstanding		3,172	3,172
Class F - 50,000,000 authorized; 1,668,250 issued and outstanding		1,668	1,633
Additional Paid-in-capital		22,949,605	21,474,067
Other Comprehensive Income	16	27,253	(20,666)
Non-Controlling Interest	17	33,228,672	24,386,712
Retained Earnings		7,014,150	5,126,274
Net Income		472,145	4,559,375
Total Stockholders’ Equity		65,327,684	56,117,132

Total Liabilities and Stockholders’ Equity		267,294,055	251,417,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
NET REVENUE	24,120,561	20,419,421	67,476,168	43,110,166
COST OF REVENUE	15,469,041	13,608,451	44,389,499	28,580,965
GROSS PROFIT	8,651,520	6,810,970	23,086,669	14,529,201
Operating Expenses:
Selling and Distribution Expense	19,250	25,450	66,989	25,450
General, Selling & Administrative Expenses	5,445,612	4,119,346	11,587,107	8,141,266
Other Operating Expenses	160,788	169,792	1,148,210	440,703
Depreciation	722,157	587,813	2,047,168	1,739,310
Total Operating Expense	6,347,807	4,902,401	14,849,474	10,346,729
PROFIT/ LOSS FROM OPERATIONS	2,303,713	1,908,569	8,237,195	4,182,472
Non-Operating Expenses	2,054,165	721,075	6,097,465	1,226,020
Non-Operating Income	222,597		227,301
NET PROFIT/ LOSS	472,145	1,187,494	2,367,031	2,956,452
BASIC EARNING PER SHARE	0.00	0.00	0.00	0.00
WEIGHTED AVERAGE SHARES OUTSTANDING	1,556,878,281	1,271,530,699	1,556,878,281	1,271,530,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Nine Months Ended September 30, 2023

	Common Stock		Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class D		Preferred Stock - Class E		Preferred Stock - Class F		Additional Paid in	Minority	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Earnings	Equity
Balance December 31, 2022	1,355,230,699	1,355,230	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,633,250	1,634	20,631,261	24,386,712	9,664,983	56,117,132
Common stock issued	63,850,000	63,850	-	-	-	-	-	-	-	-	-	-	484,650		-	548,500
Common stock cancelled	(40,000,000)	(40,000)													40,000	-
Preferred stock issued	-	-	-	-							35,000	35	2,205		-	2,240
Preferred stock cancelled	-	-	-	-								-			-	-
Changes in Retained earnings															(333,635)	(333,635)
Current Quarter Income	-	-	-	-	-	-	-	-	-	-	-	-	-		914,662	914,662
Income transferred to Minority Interest														1,306,458	(1,306,458)
Balance March 31, 2023	1,379,080,699	1,379,081	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,668,250	1,668	21,118,116	25,693,170	8,979,553	57,248,900
Common stock issued	55,300,000	55,300	-	-	-	-	-	-	-	-	-	-	547,800		-	603,100
Preferred stock converted in common	10,000,000	10,000									(100,000)	(100)			-	9,900
Preferred stock issued	-	-	-	-							100,000	100			-	100
Preferred stock cancelled	-	-	-	-								-			-	-
Changes in Retained earnings															(216,412)	(216,412)
Current Quarter Income	-	-	-	-	-	-	-	-	-	-	-	-			980,224	980,224
Income transferred to Minority Interest														257,759	(2,386,489)	(2,128,730)
QIND Income transferred to Minority Interest														3,723,114		3,723,114
Balance June 30, 2023	1,444,380,699	1,444,381	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,668,250	1,668	21,665,916	29,674,043	7,356,876	60,220,196
Common stock issued against Services	21,665,710	21,666											470,146			491,812
Common stock issued against Note conversion	53,125,000	53,125											478,125			531,250
Common stock issued for Cash	37,081,872	37,082											322,918			360,000
Common stock issued as commitment shares	625,000	625											12,500			13,125
Current Quarter Income															472,145	472,145
Income transferred to Minority Interest														3,554,629		3,554,629
Changes in Retained earnings															(315,472)	(315,472)
Balance September 30, 2023	1,556,878,281	1,556,878	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,668,250	1,668	23,949,605	33,228,672	7,513,548	65,327,684

For the Nine Months Ended September 30, 2022

STATEMENT OF STOCKHOLDERS’ EQUITY
	Common Stock		Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class D		Preferred Stock - Class E		Preferred Stock - Class F		Additional Paid in	Share capital of	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subsidiaries	Deficit	Equity
Balance Dec 31, 2021	1,243,530,699	$1,243,531	10,000,000	$10,000	2,200,000	$2,200	60,741,000	$60,741	3,172,175	$3,172	5,800,000	$5,800	$3,664,118		$13,081,367	$18,070,929
Shares issued	70,000,000	$70,000											$124,746		$636,636	$831,382
Balance Mar 31, 2022	1,313,530,699	$1,313,531	$10,000,000	$10,000	$2,200,000	$2,200	60,741,000	$60,741	3,172,175	$3,172	5,800,000	$5,800	3,788,864		$13,718,003	$18,902,311
Share Capital of Subsidiary
Common stock converted into Preferred B	(120,000,000)	$(120,000)														$(120,000)
Preferred Stock Converted to Common Stock	25,000,000	$25,000														$25,000
Convertible notes converted to common stock	53,000,000	$53,000														$53,000
Common stock converted into Preferred					1,200,000	$1,200										$1,200
Preferred Stock Converted to Common Stock											(243,250)	$(243)				$(243)
Changes in Add Capital													$12,633,277			$12,633,277
Current quarter income															$1,132,322	$1,132,322
Changes in Retained Earnings															$(11,589,135)	$(11,589,135)
Balance June 30, 2022	1,271,530,699	$1,271,531	$10,000,000	$10,000	3,400,000	$3,400	60,741,000	$60,741	3,172,175	$3,172	5,556,750	$5,557	$16,422,141	$-	$3,261,190	$21,037,732
Common Stock issued	53,700,000	$53,700	-	$-	-	-	-	$-	-	$-	0	0	$-		$-	$53,700
Preferred Stock issued	-	$-	-	$-	-	-	-	$-	-	$-	1500	$1.5	$-		$-	$2
Current Quarter Income															$1,187,494	$1,187,494
Changes in Additional Capital													$563,900			$563,900
Foreign exchange adjustment															$17,158	$17,158
Share Capital of subsidiaries														$563,393	$-	$563,393
Balance September 30, 2022	1,325,230,699	$1,325,231	10,000,000	$10,000	3,400,000	$3,400	60,741,000	$60,741	3,172,175	$3,172	5,558,250	$5,559	$16,986,041	$563,393	$4,465,842	$23,423,378

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss/ Profit	2,367,031	2,956,452
Adjustment to reconcile net gain (loss) to net cash
Non- Cash non- operating Expenses	3,517,233
Depreciation	2,047,167	44,518
Finance cost	3,889,223	340,217
Discount on convertible Notes
Changes in Assets and Liabilities, net
Current Assets	(16,165,412)	(41,532,128)
Other Current Liabilities	7,992,208	28,071,183
Net cash (used in) provided by operating activities	3,647,450	(10,119,758)

CASH FLOWS FROM INVESTING ACTIVITIES
Addition/ Disposal of Fixed Assets	(1,505,960)	1,450,143
Changes in Non-current assets	(126,938)	1,389,004
Changes in Non- Current Liabilities	(2,506,959)	1,484,805
Net cash (used in) provided by investing activities	(4,139,857)	4,323,952

CASH FLOWS FROM FINANCING ACTIVITIES
Funds raised through notes	4,718,302
Finance cost	(1,064,033)	5,925,000
Funds raised through issuance of Stock	360,000
Note settled	(3,413,289)
Net cash (used in) provided by financing activities	600,980	5,925,000

Net change in cash, cash equivalents and restricted cash	108,573	129,194
Cash, cash equivalents and restricted cash, beginning of the year	1,478,702	176,688
Cash, cash equivalents and restricted cash, end of the year	1,587,275	305,862

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, HISTORY AND NATURE OF BUSINESS

a)	We were incorporated as a Superior Venture Corp. on April 27, 2010, in the State of Nevada for the purpose of selling wine varietals. On November 9, 2012, we entered into an Exchange Agreement with the Ilustrato Pictures Ltd., a British Columbia corporation (Ilustrato BC”), whereby we acquired all the issued and outstanding common stock of Ilustrato BC. On November 30, 2012, Ilustrato BC transferred all of its assets and liabilities to Ilustrato Pictures Limited, our wholly owned subsidiary in Hong Kong (“Ilustrato HK”). On February 11, 2013, we changed the name to Ilustrato Pictures International, Inc.

b)	On April 1, 2016, Barton Hollow, together with the newly elected director of the issuer, caused the Issuer to enter into a letter of Intent to merger with Cache Cabinetry, LLC, and Arizona limited liability company. Pursuant to the Letter of Intent, the parties thereto would endeavor to arrive at, and enter into, a definitive merger agreement providing for the Merger. As an inducement to the members of Cache Cabinetry, LLC to enter into the Letter of Intent and thereafter transact, the Issuer caused to be issued to the members 360,000,000 shares of its common stock.

c)	Subsequently, on April 6, 2016, the Issuer and Cache Cabinetry, LLC entered into a definitive agreement and Plan of Merger (the “Merger Agreement”). Concomitant therewith, the stockholders of the Issuer elected Derrick McWilliams, the President of Cache Cabinetry, LLC Chief Executive Officer of the Issuer, who along with Barton Hollow, ratified and approved the Merger Agreement and Merger.

d)	The Merger closed on June 3, 2016. The merger is designed as a reverse subsidiary merger pursuant to Section 368(a)(2)(E) of the Internal Revenue Code. That is, upon closing, Cache Cabinetry LLC will merger into a newly created subsidiary of the Issuer with the members of Cache Cabinetry, LLC receiving shares of the common stock of the Issuer as consideration therefor. Upon closing of the Merger, Cache Cabinetry, LLC will be the surviving corporation in its merger with the wholly owned subsidiary of the Issuer, therefore has become the wholly owned operating subsidiary of the Issuer.

e)	On November 9th, 2018, the Company entered into a Term Sheet for Plan of Merger and Control with Larson Elmore.

f)	As a part of share purchase arrangement between Lee Larson Elmore and FB Technologies Global Inc., Nick Link, the owner of FB Technologies Global Inc. replaced Lee Larson Elmore as CEO of Ilustrato Pictures International Inc. on January 14, 2021, and we eventually got control over activities and books of accounts of Ilustrato Pictures International Inc. from the date January 14, 2021. So, we are not aware about facts mentioned above vide note no. 1(A), 1(B), 1(C), 1(D), 1(E), 1(F) and 1(G) ‘organization, history, and business’ as they are related to prior to the date on which control over activities and books of accounts of Ilustrato Pictures International Inc. were handed over to us. Thus, those events have been reiterated as disclosed in previous fillings made by the preceding management of the company with SEC.

g)	On June 10, 2020, the Company entered into a definitive agreement with FB Fire Technologies Ltd. for the conversion of debt. The shareholders were issued 2,500,000 shares of Class E Preferred Stock and BrohF Holdings Ltd., a creditor of the company was issued 672,175 shares. A final tranche of shares for debt conversion will be issued to the shareholders following the audited financials for 2022.

h)	Firebug Mechanical Equipment LLC (Firebug Group – U.A.E.) was incorporated on May 8, 2017. ILUS acquired 100% of this company on January 26, 2021, under a signed Share Purchase Agreement. This company is engaged in the business of research and development of firefighting technologies as well as the manufacturing firefighting equipment and firefighting vehicles for its customers in the Middle East, Asia, and Africa.

i)	Georgia Fire & Rescue Supply LLC (Georgia Fire) was incorporated on the January 21, 2003. ILUS acquired 100% of this company on March 31, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution and servicing/maintenance of Firefighting, Rescue and Emergency Medical Services equipment.

j)	Bright Concept Detection and Protection System LLC (BCD Fire) was incorporated on March 18, 2014. ILUS acquired 100% of this company on April 13, 2021, in connection a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution, installation and maintenance of Fire Protection and Security systems.

k)	Bull Head Products Inc. was incorporated on June 8, 2007. ILUS acquired 100% of this company on January 1, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of manufacturing of aluminum truck beds and brush truck skid units for firefighting purposes including wildland firefighting.

l)	Emergency Response Technologies, Inc. This company was incorporated by ILUS on February 22, 2022, as the company’s Emergency Response Subsidiary. This company is engaged in the business of public safety and emergency response focused mergers and acquisitions.

m)	E-Raptor. This company was incorporated by ILUS as the company’s Commercial Electric Utility Vehicle manufacturer on February 22, 2022. This company is engaged in the business of manufacturing electric utility vehicles for the emergency response, agricultural, industrial, hospitality and transport sectors.

n)	Replay Solutions was incorporated by ILUS on March 1, 2022. The company is engaged in the business of recovering precious metals from electronic waste, known as urban mining.

o)	Quality Industrial Corp. was originally incorporated on May 4, 1998. ILUS acquired 77% of this company on May 28, 2022, under a signed Share Purchase Agreement. This company is engaged in the industrial, oil & gas, and manufacturing sectors. Quality Industrial Corp. is a public company which trades on the OTC Market under the ticker QIND and is designed as a Special Purpose Vehicle for our industrial and manufacturing division as well as for our operating company Quality International Co Ltd FCZ and other future acquisitions.

p)	AL Shola Al Modea Safety and Security LLC is a fire safety company registered in the United Arab Emirates. The company has signed a Share Purchase Agreement to acquire 51% control of AL Shola Al Modea Safety and Security LLC (ASSS) on December 13, 2022.

q)	Quality International Co Ltd FCZ is a United Arab Emirates registered process manufacturing and engineering company. It manufactures custom solutions for the oil and gas, power/energy, water, desalination, wastewater, offshore and public safety industries. Quality Industrial Corp. signed a binding letter of intent on June 28, 2022, and the definitive Share Purchase Agreement on January 18, 2023, to acquire a 52% interest in Quality International Co Ltd FCZ.

s)	Hyperion Defense Solutions (Hyperion) was incorporated on February 13, 2023, and alongside two experienced and esteemed British military veterans, Chris Derbyshire, and Tim Grey. Through their combined 34 years of military service and 22 years holding senior roles in the defense sector, they have amassed a wealth of technical expertise and senior roles in the defense sector, senior level contacts as well as an acute understanding of defense customer requirements and military procurement processes.

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

The following companies are consolidated on the basis of Mergers & Acquisitions:

1.	ILUS International UK

2.	Firebug Mechanical Equipment LLC

3.	Bull Head products Inc.

4.	Georgia Fire & Rescue supply LLC

5.	Bright Concept and protection System LLC

6.	Quality Industrial Corp.

7.	AL Shola Al Modea Safety and Security LLC

8.	Hyperion Defense Solutions

Use of estimates

A critical accounting estimate is an estimate that: (i) is made in accordance with generally accepted accounting principles, (ii) involves a significant level of estimation uncertainty and (iii) has had or is reasonably likely to have a material impact on the Company’s financial condition or results of operations.

The Company’s Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts and related disclosures. On an ongoing basis, management evaluates and updates its estimates. Management employs judgment in making its estimates but they are based on historical experience and currently available information and various other assumptions that the Company believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

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

●	Level 1. Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

●	Level 2. Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily available pricing sources for comparable instruments.

●	Level 3. Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606).

The principal activity of the Company is to engage in general trading, manufacturing and fabrication or steel and steel products and mainly manufacturing of pressure vessels, tanks, heat exchangers and construction of storage tanks and piping. Revenue from contracts with customers is recognized when control of the goods or services are transferred to the customer at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company has generally concluded that it is the principal in its revenue arrangements because it typically controls the goods or services before transferring them to the customer.

Construction contracts

Construction contract revenue and contract costs are recognized as revenue and expenses respectively by reference to the stage of completion of the contract activity at the end of the reporting period when the outcome of a construction contract can be estimated reliably. The percentage of completion method of accounting requires the reporting of revenues and expenses on a yearly basis, as determined by the percentage of the contract that has been fulfilled. The stage of completion is measured by reference to the proportion of the costs incurred to date.

When the outcome of a construction contract cannot be estimated reliably, contract revenue is recognized to the extent of contract costs incurred that are likely to be recoverable and contracts costs are recognized as expense in the period in which they are incurred. An expected loss on the construction contract is recognized as an expense immediately when it is probable that total contract costs will exceed total contract revenue.

The Company principally operates fixed price contracts. If the outcome of such a contract can be reliably measured, revenue associated with the construction contract is recognized by reference to the stage of completion of the contract activity at year end (the percentage of completion method).

The outcome of a construction contract can be estimated reliably when:

●	the total contract revenue can be measured reliably;

●	it is probable that the economic benefits associated with the contract will flow to the entity;

●	the costs to complete the contract and the stage of completion can be measured reliably; and

●	the contract costs attributable to the contract can be clearly identified and measured reliably so that actual contract costs incurred can be compared with prior estimates. When the outcome of a construction cannot be estimated reliably (principally during early stages of a contract), contract revenue is recognized only to the extent of costs incurred that are expected to be recoverable.

In applying the percentage of completion method, revenue recognized corresponds to the total contract revenue (as defined below) multiplied by the actual completion rate based on the proportion of total contract costs (as defined below) incurred to date over the total estimated contract costs.

Contract revenue corresponds to the initial amount of revenue agreed in the contract and any variations in contract work, claims and incentive payments to the extent that it is probable that they will result in revenue, and they are capable of being reliably measured.

Contract costs include costs that relate directly to the specific contract and costs that are attributable to contract activity in general and can be allocated to the contract.

The Company’s contracts are typically negotiated for the construction of a single asset or a group of assets which are closely interrelated or interdependent in terms of their design, technology, and function. In certain circumstances, the percentage of completion method is applied to the separately identifiable components of a single contract or to a group of contracts together in order to reflect the substance of a contract or a group of contracts.

Accounts Receivable

Accounts receivables are recorded at face value less an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and before recording the appropriate provision.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write off percentages and information collected from individual customers. Accounts receivables are charged off against the allowances when collectability is determined to be permanently impaired.

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

Lease liabilities

At the commencement date of the lease, the Company recognizes lease liabilities measured at the present value of lease payments to be made over the lease term. The lease payments include fixed payments (including in substance fixed payments) less any lease incentives receivable, variable lease payments that depend on an index or a rate, and amounts expected to be paid under residual value guarantees. The lease payments also include, if any, the exercise price of a purchase option reasonably certain to be exercised by the Company and payments of penalties for terminating a lease, if the lease term reflects the Company exercising the option to terminate.

The variable lease payments that do not depend on an index or a rate are recognized as expense in the period on which the event or condition that triggers the payment occurs.

In calculating the present value of lease payments, the Company uses the incremental borrowing rate at the lease commencement date if the interest rate implicit in the lease is not readily determinable. After the commencement date, the amount of lease liabilities is increased to reflect the accretion of interest and reduced for the lease payments made. In addition, the carrying amount of lease liabilities is remeasured if there is a modification, a change in the lease term, a change in the in-substance fixed lease payments or a change in the assessment to purchase the underlying asset.

The Company’s subsidiary, Quality International, has entered into commercial leases of land for offices, manufacturing yards and storage facilities. These leases generally have a lease term of 25 years. The Company’s obligations under its leases are secured by the lessor’s title to the leased assets. There are no restrictions placed upon the Company by entering into these leases. The Company also has leases with terms of 12 months or less and leases with low value.

The Company has a Lease arrangement for which the liability has been recorded separately. The Company determines whether an arrangement contains a lease at inception. A lease liability and corresponding right of use (ROU) asset are recognized for qualifying leased assets based on the present value of fixed and certain index-based lease payments at lease commencement.

The Company’s obligations under its leases are secured by the lessor’s title to the leased assets. There are no restrictions placed upon the Company by entering into these leases. The Company determines if an arrangement is or contains a lease at contract inception and recognizes a ROU asset and a lease liability based on the present value of fixed, and certain index-based lease payments at the lease commencement date. Variable payments are excluded from the present value of lease payments and are recognized in the period in which the payment is made.

The Company generally uses its incremental borrowing rate as the discount rate for measuring its lease liabilities, as the Company cannot determine the interest rate implicit in the lease because it does not have access to certain lessor specific information. Lease expense is recognized on a straight-line basis over the lease term. The Company does not have significant finance leases. The Company has elected not to separate payments for lease components from payments for non-lease components for all classes of leases. Additionally, the Company has elected the short-term lease recognition exemption for all leases that qualify, which means ROU assets and lease liabilities will not be recognized for leases with an initial term of twelve months or less.

When accounting for finance leases in accordance with ASC 842, entity recognizes interest on the lease liability and amortization of the ROU asset in the income statement and classify payments of the principal portion of the lease liability as financing activities and payments of interest on the lease liability as operating activities.

Short-term leases and leases of low-value assets

The Company accounts for leases with escalation clauses in accordance with Accounting Standards Codification (ASC) 842, “Lease”.

The Company applies the short-term lease recognition exemption to its short-term leases (i.e., those leases that have a lease term of 12 months or less from the commencement date and do not contain a purchase option). It also applies the lease of low-value assets recognition exemption to leases of office equipment that are considered to be low value. Low value asset consideration is those less than USD 5,000. Lease payments on short-term leases and leases of low value assets are recognized as expense on a straight-line basis over the lease term.

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

NOTE 4. CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, in accordance with ASC 230-10-20 the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $1,587,275 in cash and cash equivalents as of September 30, 2023, and $1,478,702 as of December 31, 2022, respectively.

NOTE 5. ACCOUNTS RECEIVABLES

Accounts receivables are recorded at face value less an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and before recording the appropriate provision.

Major Accounts receivable are from our subsidiary QIND. The duration of such receivables extends from 30 days beyond 12 Months with an average of 60 days. Payments are received only when a project milestone or entire project is completed, and approvals are obtained. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experience. The accounts receivable that extends beyond 12 months, amounting to $30,095,285 as of September 30, 2023, and December 31, 2022, for both periods respectively, due to warranties and legacy receivables are guaranteed by Gerab National Enterprises LLC.

NOTE 6. INVENTORY - WORK IN PROGRESS

Work In Progress only reflects the value of products in intermediate production stages and excludes the value of finished products being held as inventory in anticipation of future sales and raw materials not yet incorporated into an item for sale.

NOTE 7. OTHER CURRENT ASSETS

Other Current Assets	September 30, 2023	December 31, 2022
Retention and other Receivables	2,590,611	2,800,612
Amount due from Related Parties	1,794,218	1,794,218
Deposits	1,547,977	1,550,914
Accrued Discount on Convertible notes	79,089	100,000
Advance to sub-Contractors	7,292,624	7,572,440
Other misc Current Assets	541,320	194,937
Prepaid assets	109,736	278,192
loans advanced	647,456	578,367
Directors Current Account	2,279,322	2,096,777
Statutory dues Receivable	48,852	46,326
Staff Advances	8,358	49,605
Buy back commitment	2,000,000	0
Total	18,939,563	17,062,388

Other Misc. Current Assets:

Other Misc. Current Assets as mentioned in the above table includes advances paid in connection with the operations of the company.

●	Advances to Suppliers and sub- Contractors: Advances have been paid to the suppliers in the ordinary course of business for procurement of specialized material and equipment required in the process of manufacturing of pressure vessels, tanks, heat exchangers and construction of storage tanks and pipes. The Industrial and Manufacturing Division engages in the production of process equipment, pressure vessels, and substantial offshore structures. To undertake these projects, the company is required to make substantial upfront investments in materials and machinery. These projects involve many processes and take a long time to complete.

●	Loan advanced refers to the amount advanced by a company in the ordinary course of business and includes amount paid for set up of new businesses.

●	Retention Receivables relates to a percentage of the contract price being retained by the customers for a period of 12 to 18 months (as per contract agreements), for the purpose of repair of damages (if any), that arise as a result of work done on the projects by the Company. These amounts are received at the expiration of the retention period.

●	Other Receivables represents claims for damages from suppliers.

Related party Advances:

As of September 30, 2023, and September 30, 2022, the Company had amounts due to Quality Industrial Corp. (“QIND”), a subsidiary of the Company, of $397,390 and $(30,000), respectively. These figures are related to an intercompany loan agreement executed by and between the Company and QIND on June 15, 2022. The maximum principal amount to be borrowed by either party from each other under the agreement is $1,000,000. The purpose of the agreement is to provide for working capital to either the Company or QIND through cash advances on an unsecured basis requested by either party at any time and from time to time in amounts of up to $100,000 and the agreement shall automatically be renewed for successive one-year terms thereafter unless terminated. The intercompany loan agreement has a term of one year from the date of execution and all cash advances mature and become payable on the termination date. Any unpaid principal accrues simple interest from the date of each cash advance until payment in full at a rate equal to 1% per annum.

As of September 30, 2023, and September 30, 2022, the Company had amounts due from Gerab National Enterprises LLC (“Gerab”), a shareholder of Quality International, the operating subsidiary of the Company, of $1,794,218 and $4,990,679, respectively. Gerab is a large supplier of piping and steel solutions located in the UAE and supplies piping and steel to Quality International. The amounts due are related to an advance in connection with the supply of materials for which delivery was delayed. The amount due has reduced following resumption of the delayed project leading to delivery of the materials as per project milestones. The amount due will be further reduced by the end of as the remaining materials are delivered. As per the audited financial statements of Quality International, outstanding balances at the year-end arise in the normal course of business. For the year ended June 30, 2023, Quality International has not recorded impairment of amounts owed by any related party, as the provision for expected credit losses on the amounts due from a related party was not material to the financial statements and the credit risk associated with it, is assessed as low/nil for the period June 30, 2022.

On September 15, 2023, QIND issued 2,000,000 shares to Nicolas Link of QIND common stock pursuant to his employee contract with a grant-date and fair market value of $0.27.

On September 15, 2023, QIND issued 2,000,000 shares to John-Paul Backwell QIND common stock, pursuant to his employee contract, with a grant-date and fair market value of $0.27.

On September 15, 2023, QIND issued 1,250,000 shares to Carsten Kjems Falk of QIND common stock, pursuant to his employee contract, with a grant-date and fair market value of $0.27.

On September 15, 2023, QIND issued 350,000 shares to Louise Bennett 350,000 shares of QIND common stock, pursuant to her employee contract, with a grant-date and fair market value of $0.27.

NOTE 8. LONG TERM INVESTMENTS/OTHER ASSETS

Particulars	September 30, 2023	December 31, 2022
Investments:
Investment in FB Fire Technology Ltd.	3,172,175	3,172,175
Investment in TVC	20,500	20,500
Capital Advances	1,496,695	1,496,656
Loan to FB Fire Technologies Ltd	1,805,893	1,678,995
Investment in Dear Cashmere Holding Co.	12,000,000	12,000,000
TOTAL	18,495,263	18,368,326

Investment in Dear Cashmere Holding Co. The company received 10,000,000 shares of Common stock in Dear Cashmere Holding Co on May 21, 2021, as compensation for services to provided DRCR such as but not limited to, free rent in Al Marsa Street 66, 11th Floor, Office 1105, Dubai, free use of inhouse accounting, IT, and legal team from 2021 until December 31, 2023. Capital advances represents 3,172,175 number of Class E Preferred Stock issued, in advance, at $1 per share amounting $3,172,175 to the shareholders of FB Fire Technologies Ltd. for acquisition of FB Fire Technologies Ltd.

Investment in FB Fire technologies represents 3,172,175 number of Class E Preferred Stock issued, in advance, at $1 per share amounting $3,172,175 to the shareholders of FB Fire Technologies Ltd. for acquisition of FB Fire Technologies Ltd.

Capital Advance of $1,496,656 represents amount advanced for two subsidiaries -Bull head and Georgia Fire security LLC.

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

NOTE 10. GOODWILL

As of December 31, 2022, the Goodwill has been generated through acquisition of our subsidiaries - Bull Head Products Inc., Georgia Fire & Rescue, Quality Industrial Corp. and its subsidiary Quality International. Goodwill accounted in the books is primarily a result of acquisitions, representing the excess of the purchase price over the fair value of the tangible net assets acquired.

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

The annual impairment review is performed in the fourth quarter of each fiscal year based upon information and estimates available at that time. To perform the impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair values of the Company’s reporting units or indefinite-lived intangible assets are less than their carrying amounts as a basis for determining whether or not to perform the quantitative impairment test. Qualitative testing includes the evaluation of economic conditions, financial performance, and other factors such as key events when they occur. The Company then estimates the fair value of each reporting unit and each indefinite-lived intangible asset not meeting the qualitative criteria and compares their fair values to their carrying values.

As all the subsidiaries were acquired in 2022, hence company would start impairment process from the next year 2023 in accordance with the guidance prescribed in ASC 350. The Company would assess at year-end whether there has been an impairment in the value of goodwill and identifiable intangible assets.

If future operating performance at one or more of the Company’s reporting units were to fall significantly below forecasted levels, the Company could be required to reflect, under current applicable accounting rules, a non-cash charge to operating income for an impairment. Any determination requiring the write-off of a significant portion of goodwill or identifiable intangible assets would adversely impact the Company’s results of operations and net worth.

As of December 31, 2022, Goodwill and intangible assets amount to $60,310,468 as compared to total assets amounting to $ 251,417,462. Below is a table displaying the goodwill arising from the Company’s acquisitions:

Quality International	56,387,027
QIND	4,065,075
Bullhead	8,810
Georgia	(772,095)
ILUS UK	315,063
BCD	306,597
Goodwill Total	$60,310,468

NOTE 11. TANGIBLE ASSETS

Particulars	September 30, 2023	December 31, 2022
Tangible Assets:
Land and Building	16,885,820	17,390,322
Plant and machinery	1,529,819	1,419,802
Furniture, Fixtures and Fittings	120,608	221,329
Vehicles	53,977	70,326
Computer and computer Equipment	18,476	31,067
Capital WIP	1,867,509	1,884,569
TOTAL	20,476,209	21,017,415

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

Property, plant and equipment	Plant & Machinery	Leasehold Improvements & Building	Furniture, Fixtures & Office Equipment	Vehicles	Computer and Computer Equipment	Capital work in Progress	Total
As of December 31, 2021	106,528	22,158	30,126	2,725	42,774	0	204,311
Additions during the year	0	-	34,833	67,601			102,434
Additions on account of acquisition of Subsidiary	25,427,300	27,086,143	5,741,179	1,668,183	0	1,884,569	61,807,374
As at December 31, 2022	25,533,828	27,108,301	5,806,138	1,738,509	42,774	1,884,569	62,114,119
Additions during Jan- June 2023	929,642	313			(5,630)	(217,060)	707,265
June 30,2023	26,463,470	27,108,614	5,806,138	1,738,509	37,144	1,667,509	62,821,384
Additions during July- Sept 2023	598,696					200,000	798,696
September30,2023	27,062,166	27,108,614	5,806,138	1,738,509	37,144	1,867,509	63,620,080

Acc dep as at December 31, 2021	23,049,947	8,613,635	5,419,774	1,667,592	-		38,750,948
Charge for the year	1,064,079	1,104,344	165,035	591	11,707		2,345,756
Acc dep at December 31, 2022	24,114,026	9,717,979	5,584,809	1,668,183	11,707	0	41,096,704
Carrying value as at December 31, 2022	1,419,802	17,390,322	221,329	70,326	31,067	1,884,569	21,017,415
Charge for the period Jan to June 2023	1,013,913	243,436	53,074	11,904	2,683	-	1,325,010
Acc dep as at June 30,2023	25,127,939	9,961,415	5,637,883	1,680,087	14,390	-	42,421,714
Carrying value as at June 30,2023	1,335,531	17,147,199	168,255	58,422	22,754	1,667,509	20,399,670
Charge for the period July- September 2023	404,408	261,379	47,647	4,445	4,278		722,157
Acc dep as of September 30,2023	25,532,347	10,222,794	5,685,530	1,684,532	18,668	-	43,143,871
Carrying value as at September 30,2023	1,529,819	16,885,820	120,608	53,977	18,476	1,867,509	20,476,209

NOTE 12. INTANGIBLE ASSETS

Particulars	September 30, 2023	December 31, 2022
Intellectual Rights	—	617,239
Website	6,112	6,112
Trademarks	240	240
TOTAL	6,352	623,591

NOTE 13. CURRENT LIABILITIES

Other Current Liabilities

Other Current Liabilities as mentioned in the below table includes short term liabilities. Short term bank borrowings relate to credit-lines and bank borrowings by the company’s subsidiary QIND to meet asset financing and working capital requirements for orders that are in production.

Particulars	September 30, 2023	December 31, 2022
Credit Cards	6,663	6,895
Payable to subsidiaries	77,299,629	82,235,560
Short Term Bank Borrowings	19,055,041	18,220,315
Tax Payable	28,703	31,421
Provision for Expenses	28,000	1,303,229
Accrued Interest for Convertible Notes	117,525	31,855
Other short-term loan	395,000	101,141
Payroll Liability	377,292	119,987
Misc. liabilities	218,251	9,416
Short term Borrowings	5,033,333
TOTAL	102,559,457	102,059,819

As of September 30, 2023, loan payable – Payable to subsidiaries amounting to $77,299,629 is the liability of the company on account of its acquisition of subsidiaries. The Major portion of $75.5 million is payable in tranches to Quality International as a part of purchase consideration. Other amounts include payment to other subsidiaries, Al Shola Modea Safety and Security LLC, Georgia Fire and Bull head products Inc.

Borrowings amounting to $18,911,641, is the current portion of bank borrowings, which correspond to our subsidiary Quality International. As per the applicable accounting standards, Borrowings from financial institutions have been bifurcated into current and non-Current liabilities.

NOTE 14. NON – CURRENT LIABILITIES

Particulars	September 30, 2023	December 31, 2022
Provision for Convertible Notes	1,155,338	1,155,338
Borrowings from Financial Institutions	10,768,392	12,378,098
Interest On Convertible Notes	722,622	461,994
Employees’ End of Service Benefits	2,075,676	1,953,853
Defined Benefit Obligation (Gratuity)	291,001	66,275
TOTAL	15,013,029	16,015,558

The borrowings from financial institutions belong to our subsidiary, Quality International. These terms loans were acquired from commercial banks in the UAE for the purchase of machinery and equipment. These term loans carry financing costs at commercial rates plus 1 to 3-month EIBOR per annum.

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

Common Stock issuances during the nine months ended September 30, 2023.

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

On July 14, 2023, we issued 21,665,710 shares of common stock to Exchange Listing LLC for a stock purchase agreement for an aggregate price of $100 for consultancy services for the planned uplist to a National Exchange.

On August 04, 2023, we issued 53,125,000 shares of common stock as compensation to RB Capital Partners Inc. For conversion of a convertible note for an aggregate price of $531,250.

On September 06, 2023, we issued 5,555,556 shares of common stock to Kyle Comerford for a stock purchase agreement for an aggregate price of $50,000.

On September 09, 2023 we issued 10,000,000 shares of common stock to Cameron Canzellarini for a stock purchase agreement for an aggregate price of $100,000.

On September 11, 2023 we issued 625,000 shares of common stock as commitment shares to Richard Astrom with a fair market value of $0.02 per shares for an aggregate price of $12,500.

On September 18, 2023 we issued 5,000,000 shares of common stock to Kirt Weidner for a stock purchase agreement for an aggregate price of $50,000.

On September 21, we issued 6,000,000 shares of common stock to Kaleb Ryan for a stock purchase agreement for the aggregate price of $60,000.

On September 28, we issued 10,526,316 shares of common stock to Kevin Van Hoesen for a stock purchase agreement for the aggregate price of $100,000.

EARNING PER SHARE

Particulars	September 30, 2023	December 31, 2022
Basic EPS
Numerator
Net income / (loss)	472,145	4,559,375
Net Income attributable to common stockholders	$472,145	$4,559,375
Denominator
Weighted average shares outstanding	1,556,878,281	1,355,230,699
Number of shares used for basic EPS computation	1,556,878,281	1,355,230,699
Basic EPS	$0.00	$0.00
Diluted EPS
Numerator
Net income / (loss)	472,145	4,559,375
Net Income attributable to common stockholders	$472,145	$4,559,375
Denominator
Number of shares used for basic EPS computation		1,355,230,699
Conversion of Class A preferred stock to common stock	30,000,000	30,000,000
Conversion of Class B preferred stock to common stock	65,589,041	65,589,041
Conversion of Class D preferred stock to common stock	30,370,500,000	30,370,500,000
Conversion of Class F preferred stock to common stock	166,825,000	158,602,740
Number of shares used for diluted EPS computation	32,189,792,322	31,979,922,480
Diluted EPS	$0.00	$0.00

NOTE 16. OTHER COMPREHENSIVE INCOME

Statement of Comprehensive Income Statement	Q3 2023	Q3 2022
Net Income	472,145	1,187,494
Other comprehensive Income /(loss), net of tax	27,253
Foreign currency translation adjustments
Comprehensive Income	444,892	1,187,494

NOTE 17. NON-CONTROLLING INTEREST

The total Net Assets of Quality International were $49,255,718 on December 31, 2022, of which 52% was acquired amounting to $25,612,973. The remaining $56,387,027 of the total purchase price of $82,000,000 is part of the Company’s Goodwill (see footnote). Furthermore, 48% of Quality International’s earnings have been transferred to Minority Interest. Current quarter earnings of the subsidiaries where the company doesn’t hold 100% ownership has been transferred to Non-Controlling Interest in the respective shareholding ratio.

NOTE 18. NOTES PAYABLE

The following is the list of Notes payable as of June 30, 2023. Convertible Notes issued during the reported period are accounted in the books as liability, accrued Interest and discount on notes is also accounted accordingly as per general accounting principles.

●	On February 04, 2022, the company entered into a convertible note with Discover Growth Fund LLC – John Burke for the amount of $2,000,000. The note is convertible at a 35% below the lowest past 15-day share price and bears 12% interest per annum. The note matures on February 4, 2023.

●	On May 20, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 19, 2024.

●	On May 27, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 26, 2024.

●	On June 01, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $1,000,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 31, 2024

●	On July 12, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on July 11, 2024.

●	On August 10, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on August 09, 2024.

●	On August 25, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $200,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on August 24, 2024.

●	On September 21, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $650,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on September 20, 2024.

●	On November 14, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $400,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on November 13, 2024.

●	On December 2, 2022, the company entered into a convertible note with AJB Capital Investment LLC for the amount of $1,200,000. The note is convertible into common stock upon an event of default at the rate equal to volume weighted average trading price of the specified period and bears 12% interest. The note matures on June 01, 2023.

●	On January 26, 2023, the company entered into a convertible note with Jefferson Street Capital for the amount of $100,000. The note is convertible into common stock upon an event of default at the rate equal to volume weighted average trading price of the specified period and bears 12% interest. The note matures on July 26, 2023.

●	On April 11, 2023, ILUS entered into a note payable of $144,200 with 1800 Diagonal Lending LLC. Repayable in 9 monthly payments and shall bear 13% interest as one time charge on the issuance date. In case of event of default, note is convertible into common stock at 65% of lowest trading price during previous ten days. The note matures on March 11, 2024.

●	On April 12, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on April 12, 2025.

●	On May 2, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of 250,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 2, 2025.

●	On May 3, 2023, the company The Company signed a Forbearance Agreement with Discover Growth Fund for the original note dated February 4, 2022. The Company shall make monthly minimum loan payments to Discover Growth Fund of $450,000 commencing on May 30, 2023, and on the 5th day of each month thereafter, until the Note is paid in full.

●	On May 30, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $200,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on May 30, 2025.

●	On May 30, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $450,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on May 30, 2025.

●	On June 21, 2023, the company entered into a note payable of $61,868 with 1800 Diagonal Lending LLC. Repayable in 9 monthly payments and shall bear 13% interest as one time charge on the issuance date. In case of event of default, note is convertible into common stock at 65% of lowest trading price during previous ten days. The note matures on March 30, 2024.

●	On July 03, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $475,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on July 3, 2025.

●	On July 26, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $550,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on July 26, 2025.

●	On August 29, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $100,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on August 29, 2025.

●	On September 5, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $450,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on September 5, 2025.

●	On September 7, 2023, the company entered into convertible Note with Richard Astrom, for the amount of $27,500. The note is convertible into common stock at variable conversion price and bears a 9% interest per annum. The note matures on March 6, 2024. The Note cannot be converted until 3 months from the date of issue of Note.

NOTE 19. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50 the company list events which are deemed to have a determinable significant effect on the balance sheet at the time of occurrence or on the future operations, and without disclosure of it, the financial statements would be misleading.

On October 13, 2023, the company entered into a share purchase agreement with Lovejit Singh to sell 5,000,000 shares of common stock for a purchase price of $50,000.

On October 19, 2023 we issued 2,118,644 shares of common stock as compensation to 1800 Diagonal Lending LLC. For partial conversion of a convertible note for an aggregate price of $25,000.

On October 20, 2023 we issued 4,555,555 shares of common stock as compensation to Jefferson Street Capital LLC. For partial conversion of a convertible note for an aggregate price of $40,000.

On October 20, 2023, ILUS entered into a note payable of $89,250.00 with 1800 Diagonal Lending LLC.

Repayable any time after 180 days following the date of note till maturity date and shall bears 9% interest rate per annum. The note is convertible into common stock at the rate equal to variable conversion price as defined, shall mean 65% of lowest trading price during previous ten days. The note matures on July 30, 2024

On October 23, 2023 we issued 3,092,784 shares of common stock as compensation to 1800 Diagonal Lending LLC. For partial conversion of a convertible note for an aggregate price of $30,000.

On October 25, 2023 we issued 9,538,461 shares of common stock as compensation to Jefferson Street Capital LLC. For partial conversion of a convertible note for an aggregate price of $30,000.

On November 6, 2023, the company entered into a share purchase agreement with Kevin Van Hoesen to sell 16,666,667 shares of common stock for a purchase price of $100,000.

On November 07, 2023 we issued 9,538,461 shares of common stock as compensation to Jefferson Street Capital LLC. For partial conversion of a convertible note for an aggregate price of $30,000.

On November 7, 2023 the company entered into a convertible note with RB Capital Partners Inc., for the amount of $200,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on November 7, 2025.

On November 15, 2023 we issued 21,926,875 shares of common stock as compensation to RB Capital Partners LLC for partial conversion of a convertible note for an aggregate price of $86,069.

On November 21, 2023 the company entered into a convertible note with Twn Brooks Inc., for the amount of $20,000. The note is convertible into common stock at the rate of 65% of the lowest trading price 10 days prior to conversion and bears a 9% interest per annum. The note matures on May 21, 2024.

On November 21, 2023 the company entered into a convertible note with Carizzo LLC, for the amount of $20,000. The note is convertible into common stock at the rate of 65% of the lowest trading price 10 days prior to conversion and bears a 9% interest per annum. The note matures on May 21, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

ILUS is a Nevada Corporation primarily focused on the public safety, industrial and renewable energy sectors. Through its wholly owned subsidiary, Emergency Response Technologies Inc. (“ERT”), ILUS aims to provide technology that protects communities, front line personnel and assets by acquiring technology and solutions for the emergency response sector. This sector includes Fire and Rescue Services, Law Enforcement, Emergency Medical Services and Emergency Management. The company also has an Industrial and Manufacturing subsidiary, Quality Industrial Corp., which is focused on the manufacturing of heavy engineering equipment for the Oil and Gas, Utility and Renewables sectors. Furthermore, the company has a Mining and Renewable Energy subsidiary which is focused on the incorporation, acquisition, and growth of companies in the sustainable mining and renewable energy sectors and also has a Defense subsidiary which is focused on delivery effective capability and technology to the defense sector.

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

Recent developments

In the second half of 2023, ILUS plans to continue the individual growth and international expansion of its subsidiaries by increasing sales and operational efficiencies. The company plans to strengthen its Emergency Response Technologies subsidiary through increased manufacturing of the company’s emergency products and technology in the United States. The company will also be manufacturing its E-Raptor range of commercial electric utility vehicles in Serbia and plans for the first vehicles to roll off the Serbian production line towards the end of 2023. Additional focus will go towards the ongoing consolidation and integration of existing acquisitions.

Results of Operation for the Three & Nine Months Ended September 30, 2023, and 2022

Revenues

We earned $24,120,561 and $67,476,168 in revenues for the Three and Nine months ended September 30, 2023, as compared with $20,419,421 and $43,110,167 in revenues for the Three and Nine months ended September 30, 2022. The 18.1% increase in revenue for the three months ended is a result of revenue growth in our divisions. The acquisition of Quality International has been consolidated from the second quarter of 2022 and the revenue for the Nine months ended September 30, is hence not like-for-like which is most relevant when analyzing and improving the progress of its operations with customer behavior varying between quarters due to seasonal and cyclical trends.

We expect increased revenue in the future quarters through organic growth within all our division in the fourth quarter which is generally the strongest.

Operating Expenses

Operating expenses increased from $4,902,401 and $10,346,729 for the Three & Nine months ended September 30, 2022, to $6,347,807 and $14,849,474 for the Three & Nine months ended September 30, 2023.

Selling, general and administrative (“SG&A”) expenses for the Three months ended September 30, have increased primarily due to the stock-based compensation to management in our subsidiary QIND. Issuances for the three months ended September 30, 2023, and 2022, was $1,512,000 and $0, respectively.

We anticipate that our operating expenses will increase as we undertake our expansion plan associated with our acquisitions. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Expenses

We had other non-operating expenses of $2,054,165 for the Three months ended September 30, 2023, as compared $721,075 for the same period ended 2022. Our increase expenses in Q3 2023, were mainly payment of lease liabilities in the subsidiary Quality International and issuance of shares to Exchange Listings LLC as strategic advisors to pursue the Company’s goal of completing a successful uplisting to a major stock exchange.

Net Income/Net Loss

We incurred a Net Income of $472,145 and $2,367,031 for the Three and Nine months ended September 30, 2023, compared to a net income of $1,187,494 and $2,956,452 for the Three and Nine months ended September 30, 2022, respectively. The decline in Net Income in the third quarter was a result of one-off expenses due to issuances of shares to management and Exchange Listings LLC as strategic advisors amounting to $2,003,812 and $0 for the three months ended September 30, 2023, and 2022, respectively. Adjusting for the issuances the Company’s net income would have been $2,447,957 and $1,187,494 for the Three months ended September 30, 2023, and 2022, respectively.

Liquidity and Capital Resources

As of September 30, 2023, we had total current assets of $155,464,993 and total current liabilities of $162,906,029 which include the QIND’s payable amount of $75,500,000 as part of purchase consideration for acquisition of its operating company, Quality International. We had a working capital deficit of $7,441,036 as of September 30, 2023. This compares with a working capital deficit of $15,847,034 as of December 31, 2022.

Operating activities provided $3,647,450 used in cash for the nine months ended September 30, 2023, as compared with $10,119,758 provided a cash deficit for the nine months ended September 30, 2022. Our increased operating cash deficit for 2023, was mainly the result of growth in core business activities.

Investing activities used $4,139,857 in cash for the nine months ended September 30, 2023, as compared with $4,323,952 provided in cash for the nine months ended September 30, 2022. Our negative investing cash flow for Q3 2023 was mainly the result of investing in long term assets for the company’s growth.

Financing activities provided $600,980 in cash deficit for the nine months ended September 30, 2023, as compared with $5,925,000 cash provided for the same period ended 2022 and was mainly the result of financing through issuance of convertible notes for working capital and settlement of historic notes.

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

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. On December 31, 2022, we performed a goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted on December 31, 2022. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

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

We have been named as a defendant in an action commenced by Steve Nicol, who claims that he loaned $12,000 on or about May 23, 2017, to Cache Cabinetry, LLC a subsidiary of ILUS under a promissory note, but that ILUS agreed to assume the note. He further claims that he elected to convert the note and that ILUS failed to convert the note into shares of ILUS common stock. He has alleged breach of contract, declaratory relief, and specific performance to require the company to issue 75,000,000 shares of common stock in ILUS. The company obtained a settlement on September 6, 2023, of $100,000 and has received the final court order.

We have been named as a defendant in an action commenced by Black Ice Advisors LLC, regarding a historic note entered into by the previous CEO, Larson Elmore, with a principal amount of $4,000. The company disputes the legitimacy of the note and as to whether ILUS ever actually received the $4,000. On August 22, 2023, the company received information that Black Ice Advisors filed a motion seeking a monetary judgment in Black Ice’s in the amount of $3.772 million for the historic note with a principal amount of $4,000. At the hearing on November 3, 2023, the Court adopted its tentative ruling as the final ruling and denied the motion for summary judgement from Black Ice Advisors LLC. The case has received a trial date for March 8, 2024.

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

List of Notes issued during the third Quarter of 2023:

On June 21, 2023, the company entered into a note payable of $61,868 with 1800 Diagonal Lending LLC. Repayable in 9 monthly payments and shall bear 13% interest as one time charge on the issuance date. In case of event of default, note is convertible into common stock at 65% of lowest trading price during previous ten days. The note matures on March 30, 2024.

On July 03, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $475,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on July 3, 2025.

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

On October 20, 2023, ILUS entered into a note payable of $89,250.00 with 1800 Diagonal Lending LLC. Repayable any time after 180 days following the date of note till maturity date and shall bears 9% interest rate per annum. The note is convertible into common stock at the rate equal to variable conversion price as defined, shall mean 65% of lowest trading price during previous ten days. The note matures on July 30, 2024.

List of Stock issued during the third Quarter of 2023:

On June 1, 2023, we issued 53,300,000 shares of common stock as compensation to RB Capital Partners Inc. For conversion of a convertible note for an aggregate price of $533,000.

On July 14, 2023, we issued 21,665,710 shares of common stock to Exchange Listing LLC for a stock purchase agreement for an aggregate price of $100 for consultancy services for the planned uplist to a National Exchange.

On August 04, 2023, we issued 53.125.000 shares of common stock as compensation to RB Capital Partners Inc. For conversion of a convertible note for an aggregate price of $531,250.

On September 06, 2023, we issued 5,555,556 shares of common stock to Kyle Comerford for a stock purchase agreement for an aggregate price of $50,000.

On September 09, 2023 we issued 10,000,000 shares of common stock to Cameron Canzellarini for a stock purchase agreement for an aggregate price of $100,000.

On September 11, 2023 we issued 625,000 shares of common stock as commitment shares to Richard Astrom with a fair market value of $0.02 per shares for an aggregate price of $12,500.

On September 18, 2023 we issued 5,000,000 shares of common stock to Kirt Weidner for a stock purchase agreement for an aggregate price of $50,000.

On September 21, we issued 6,000,000 shares of common stock to Kaleb Ryan for a stock purchase agreement for the aggregate price of $60,000.

On September 28, we issued 10,526,316 shares of common stock to Kevin Van Hoesen for a stock purchase agreement for the aggregate price of $100,000.00.

On October 13, 2023, the company entered into a share purchase agreement with Lovejit Singh to sell 5,000,000 shares of common stock for a purchase price of $50,000.

On October 19, 2023 we issued 2,118,644 shares of common stock as compensation to 1800 Diagonal Lending LLC. For partial conversion of a convertible note for an aggregate price of $25,000.

On October 20, 2023 we issued 4,555,555 shares of common stock as compensation to Jefferson Street Capital LLC. For partial conversion of a convertible note for an aggregate price of $40,000.

On October 23, 2023 we issued 3,092,784 shares of common stock as compensation to 1800 Diagonal Lending LLC. For partial conversion of a convertible note for an aggregate price of $30,000.

On October 25, 2023 we issued 9,538,461 shares of common stock as compensation to Jefferson Street Capital LLC. For partial conversion of a convertible note for an aggregate price of $30,000.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1*	Stock Purchase Agreement, dated September 6, 2023, with Kyle Comerford
4.2*	Stock Purchase Agreement, dated September 7, 2023, with Cameron Canzellarini
4.3*	Stock Purchase Agreement, dated September 13, 2023, with Kirt Weidner
4.4*	Stock Purchase Agreement, dated September 18, 2023, with Kaleb Ryan
4.5*	Stock Purchase Agreement, dated September 21, 2023, with Kevin Van Hoesen
4.6*	Stock Purchase Agreement, dated October 3, 2023, with Lovejit Singh
4.7*	Stock Purchase Agreement, dated November 6, 2023, with Kevin Van Hoesen
10.1**	Convertible Promissory Note, dated July 3, 2023, with RB Capital Partners Inc.
10.2**	Convertible Promissory Note, dated July 26, 2023, with RB Capital Partners Inc.
10.3*	Amended Convertible Promissory Note, dated July 24, 2023, with RB Capital Partners Inc.
10.4*	Convertible Promissory Note, dated August 29, 2023, with RB Capital Partners Inc.
10.5*	Convertible Promissory Note, dated September 5, 2023, with RB Capital Partners Inc.
10.6*	Convertible Promissory Note, dated September 7, 2023, with Richard Astrom
10.7*	Amended Convertible Promissory Note, dated October 4, 2023, with RB Capital Partners Inc.
10.8*	Convertible Promissory Note, dated October 20, 2023, with 1800 Diagonal Lending LLC
10.9*	Convertible Promissory Note, dated November 7, 2023, with RB Capital Partners Inc.
10.10*	Convertible Promissory Note, dated November 21, 2023, with Twn Brooks Inc.
10.11*	Convertible Promissory Note, dated November 21, 2023, with Carizzo LLC
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Extensible Business Reporting Language (XBRL).
104*	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101*

*	Provided herewith
**	Provided previously

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ilustrato Pictures International Inc.

Date:	November 24, 2023

By:	/s/ Nicolas Link
Nicolas Link
Title:	Chief Executive Officer (principal executive)

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy
Title:	Chief Financial Officer (principal accounting, and financial officer)