Form 10-K
period 2023-12-31
Ilustrato Pictures International Inc.
filed 2024-05-01
CIK 1496383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

GENERAL FORM FOR REGISTRATION OF SECURITIES

Under Section 12(b) or (g) of the Securities Exchange Act of 1934

Ilustrato Pictures International, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	27-2450645
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

26 Broadway, Suite 934 New York, NY 10004
(Address of principal executive offices and Zip Code)

917-522-3202
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $37,746,089.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,954,067,060 shares as of April 30, 2024.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements contained in this registration statement on Form 10-K of Ilustrato Pictures International, Inc. (hereinafter the “Company,” “Ilustrato Pictures,” “ILUS,” “we,” “us” or “our”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this registration statement, forward-looking statements are generally identified by the words such as “anticipate,” “plan,” “believe,” “expect,” “estimate” and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader should not place undue reliance on these forward-looking statements, which apply only as of the date of this registration statement. Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of management’s efforts to implement the Company’s business plan;

●	the ability of the Company to fund its operating expenses;

●	the ability of the Company to compete with other companies that have a similar business plan;

●	the effect of changing economic conditions impacting our plan of operation;

●	the ability of the Company to meet the other risks as may be described in future filings with the SEC.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this Form 10-K.

ii

PART 1

ITEM 1. BUSINESS

Business Overview

ILUS is a corporation registered in Nevada and operating out of New York and Dubai. The company is primarily focused on delivering value to its shareholders through innovation and growth. It has acquired and integrated businesses in the global industries of technology, engineering, and manufacturing, with a specific focus on public safety. ILUS has a strong history of developing and manufacturing Emergency Services products, including Emergency Response vehicles, Special Vehicle conversions, Commercial EVs, and IoT Technology. Additionally, the company intends to acquire complimentary companies that have disruptive technology and strong management, with the potential for rapid growth that may benefit from cross-pollination of territories, products, and skills offered by our other group companies.

ILUS operates as a holding company, leveraging its subsidiaries to engage in public safety, technology, engineering, and manufacturing. Each of these subsidiaries is assessed individually based on their performance and operates with relative autonomy. ILUS either wholly owns or has a controlling stake in each of its subsidiaries. The company’s strategic objective is to acquire manufacturing capabilities, routes to market, and technological advancements in well-defined geographic, demographic, and/or product niches within the business sectors it has targeted.

Organizational Structure

The following diagram represents our organizational structure, where ILUS serves as the parent company, and its subsidiaries undertake primary operations. These subsidiaries, depicted in the figure below, are divided into two separate divisions, each housed within its own public entity called Special Purpose Vehicles (SPVs). The SPVs are designed to fulfill each division’s distinct business purpose and activity. The divisions are listed below, followed by the graphic:

1.	Emergency Response Technologies (“SAML”)

2.	Industrial & Manufacturing (“QIND”)

●	ILUS was incorporated in Nevada on April 27, 2010. ILUS functions as a Mergers and Acquisitions company, which concentrates on providing strategic management oversight that includes financial, administration, marketing, and human resources support to its operating companies. Therefore, in terms of revenue generation, ILUS itself relies on fees, dividends, and other distributions from its acquired operating companies as the principal source of cash flow to meet its obligations. Additional information regarding the cash flow and liquidity needs of the Parent can be found in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Firebug Mechanical Equipment LLC was incorporated on May 8, 2017. ILUS acquired 100% of this company on January 26, 2021, under a signed Share Purchase Agreement. This company is engaged in the business of research and development of firefighting technologies as well as the manufacturing firefighting equipment and firefighting vehicles for its customers in the Middle East, Asia, and Africa.

●	Georgia Fire & Rescue Supply LLC (Georgia Fire) was incorporated on the January 21, 2003. ILUS acquired 100% of this company on March 31, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution and servicing/maintenance of Firefighting, Rescue and Emergency Medical Services equipment.

●	Bright Concept Detection and Protection System LLC (BCD Fire) was incorporated on March 18, 2014. ILUS acquired 100% of this company on April 13, 2021, in connection a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution, installation and maintenance of Fire Protection and Security systems.

●	Bull Head Products Inc. was incorporated on June 8, 2007. ILUS acquired 100% of this company on January 1, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of manufacturing of aluminum truck beds and brush truck skid units for firefighting purposes including wildland firefighting.

●	The Vehicle Converters (TVC) was incorporated in 2006. ILUS owns 100% of the company. Ownership was transferred to ILUS after ILUS acquired the brand name, intellectual property, and employees of the company on March 25, 2022. Following ongoing due diligence which determined that the company was in a difficult financial position due to the Covid-19 pandemic, ILUS agreed to take ownership of the company from previous management in order to restructure and rebuild it so that it would cooperate with Firebug Mechanical Equipment LLC out of Dubai, United Arab Emirates. This company is engaged in the business of specialist vehicle conversions and as planned, collaborates closely with Firebug Mechanical Equipment LLC to deliver converted vehicles to their customers. This transaction is classified as an acquisition of an assembled workforce rather than a business acquisition

●	Emergency Response Technologies, Inc. This company was incorporated by ILUS on February 22, 2022, as the company’s Emergency Response Subsidiary. This company is engaged in the business of public safety and emergency response focused mergers and acquisitions.

●

E-Raptor. This company was incorporated by ILUS as the company’s Commercial Electric Utility Vehicle manufacturer on February 22, 2022. This company is engaged in the business of manufacturing electric utility vehicles for the emergency response, agricultural, industrial, hospitality and transport sectors.

●	Replay Solutions was incorporated by ILUS on March 1, 2022. The company is engaged in the business of recovering precious metals from electronic waste, known as urban mining.

●	Quality Industrial Corp. was originally incorporated on May 4, 1998. Quality Industrial is quoted on the OTC Pink Markets under the symbol “QIND” and is designed as a Special Purpose Vehicle for our industrial and manufacturing division and future acquisitions ILUS acquired 77% of this company on May 28, 2022, under a signed Share Purchase Agreement. This company is engaged in the industrial, oil & gas, and manufacturing sectors.

●	AL Shola Al Modea Safety and Security LLC is a fire safety company registered in the United Arab Emirates. The company has signed a Share Purchase Agreement to acquire 51% control of AL Shola Al Modea Safety and Security LLC (ASSS) on December 13, 2022.

●	Samsara Luggage Inc. is quoted on the OTC Pink Markets under the symbol “SAML” and is designed as a Special Purpose Vehicle for our Emergency Response Technologies division. ILUS acquired control of this company on January 5, 2024, where ILUS converted a note dated January 3, 2024, into 150,753,425 shares of common stock in the SAML. As a result of such conversion, ILUS acquired control of 91.5% of the outstanding shares in SAML as of January 5, 2024.

●	AL Shola Al Modea Gas and Distribution LLC is a fire safety company registered in the United Arab Emirates. Quality Industrial Corp, the company’s subsidiary signed a Share Purchase Agreement to acquire 51% control of AL Shola Al Modea Gas and Distribution LLC (ASG) on March 27, 2024.

●	On February 23, 2024, Ilustrato Pictures International, Inc., entered into a Stock Purchase Agreement with Samsara Luggage Inc., and sold all its equity interests in seven companies owned by the Company:

●	Firebug Mechanical Equipment LLC

●	Georgia Fire & Rescue Supply LLC

●	Bright Concept Detection and Protection System LLC

●	Bull Head Products Inc

●	E-Raptor

●	The Vehicle Converters

●	AL Shola Al Modea Safety and Security LLC, (51% of the membership interests)

The consideration for the sale of the equity interests in the foregoing companies was paid by SAML by the issuance of 350,000 restricted shares of Series B stock of SAML convertible into 350,000,000 common stock and further milestone payment/s should applicable performance targets referenced.

As of March 27, 2024, we entered into a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) with the shareholders of Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”) to acquire a 51% interest in ASG. The Closing of the transaction took place when both parties signed the definitive Stock Purchase Agreement. Al Shola Gas is an Engineering and Distribution Company in the liquefied petroleum gas (“LPG”) Industry in the United Arab Emirates and was established in 1980. The company is one of the region’s leading suppliers and contractors of LPG centralized pipeline systems and is approved by The General Directorate of Civil Defense, Government of Dubai, as a Central Gas Contractor and LPG Supplier.

On April 1, 2024, after several failed effort negotiations, to restructure the deal and obtain information from the selling shareholders of Quality International, the QI Purchase Agreement with Quality International was terminated by Quality International and subsequently cancelled by the Board of Directors of Quality Industrial Corp. The Company is in the process of unwinding the transaction and this Form 10-K amends the Annual Report on Form 10-K of Ilustrato Pictures International Inc. for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 10, 2023.

We are filing this Form 10-K to restate our financial statements as of December 31, 2022, that were previously reported on the original filing and subsequent amendments. The following items have been amended to reflect the restatements:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part IV, Item 15. Financial Statement Schedules and Footnotes

In addition, the Company’s Auditor has provided a new Audit Report as of the date of this filing in connection with this Form 10-K.

Corporate Offices

Our offices are located at the following locations:

1.	26 Broadway, Suite 934, New York, NY 10004

2.	Al Marsa Street 66, 11th Floor, Office 1105, Dubai Marina P.O. Box 32923, Dubai

Our primary office telephone number is +1 917-522-3202. Our website address is https://ilus-group.com and our email address is ir@ilus-group.com. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into this Form 10-K.

Intellectual Property

The following overview concerns the intellectual property matters of our company and its subsidiaries. Specific detail as to each subsidiary, if applicable, is contained in the section titled “Our Operating Subsidiaries” below.

Patents and other proprietary rights are important to our business and can provide us with a competitive advantage. We also rely on trade secrets, design and manufacturing know-how, continuing technological innovations, and licensing opportunities to maintain and improve our competitive position. While the Company uses reasonable efforts to protect its trade and business secrets, the Company cannot assure that its employees, consultants, contractors, or advisors will not, unintentionally, or willfully, disclose the Company’s trade secrets to competitors or other third parties. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, the Company’s competitors may independently develop equivalent knowledge, methods, and know-how. We periodically review third-party proprietary rights, including patents and patent applications, to avoid infringement on third-party proprietary rights and protect our own, identify licensing or partnership opportunities and monitor the intellectual property claims of others. Any infringement of the Company’s proprietary rights could result in significant litigation costs, and any failure to adequately protect could result in the Company’s competitors offering similar products, potentially resulting in loss of competitive advantage and decreased revenue.

Existing patent, copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States. Therefore, the Company may not be able to protect the Company’s proprietary rights against unauthorized third-party use. Enforcing a claim that a third party illegally obtained and is using the Company’s trade secrets could be expensive and time-consuming, and the outcome of such a claim is unpredictable. Litigation may be necessary in the future to protect the Company’s trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could materially adversely affect the Company’s future operating results.

We own a portfolio of intellectual property in our group, including 3 patents in Samsara Luggage Inc., as well as confidential technical information and technological expertise in the manufacturing of firefighting technology. We are currently the process of extending the life of the patents and transferring them to Firebug Mechanical Equipment LLC.

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

The Public Safety Technology, Engineering, Industrial, Manufacturing sectors are highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete within their respective industries. While we do face intense competition in our business from companies that have been established long before ours and have a strong global reach, we have also developed our own disruptive technology for which there is no known direct competition within that particular sector. We strive to advance our Technology, Engineering & Manufacturing capabilities in each sector ahead of our competitors to gain market share. Our ability to continue to compete effectively also depends upon our ability to attract the required skills, as well as to retain and motivate our existing employees and to compensate employees competitively. We believe that we have competitive strengths that position us favorably in our lines of business. However, our industry is dominated by long-standing companies, and we are continuously strategizing to increase our market share. These long-standing companies are often larger and have more resources to their disposable to retain market share. We believe that, in many of the sectors where we operate, the technology offered by our competitors is outdated and we have a competitive advantage through the innovative technology we offer.

A list of competitors for our operating companies can be found in the table below:

Type	Competitor Name	HQ Location	Date Founded	Website	Public/Private
Manufacturer	Oshkosh Corp - Pierce Manufacturing	WI, USA	1917	https://www.oshkoshcorp.com/	Public
Manufacturer	REV Fire Group - Ferrara, KME, Spartan, E-ONE, Smeal	WI, USA	2010	https://revgroup.com/	Public
Manufacturer	IDEX Corporation	IL, USA	1988	https://www.idexcorp.com/	Public
Manufacturer	Rosenbauer	Leonding, Austria	1866	https://www.rosenbauer.com/en/uae/ rosenbauer-world	Public
Manufacturer	Task Force Tips	IN, USA	1971	Task Force Tips - Task Force Tips Home Page (tft.com)	Private
Manufacturer	Akron Brass	OH, USA	1918	https://www.akronbrass.com/	Public
Manufacturer	Elkhart Brass	IN, USA	1902	https://www.elkhartbrass.com/	Private
Manufacturer	Delta Fire	Norwich, USA	1980	https://www.deltafire.co.uk/	Private
Manufacturer	Ziegler	Brussels, Belgium	1908	https://www.zieglergroup.com/	Private
Manufacturer	Iveco Magirus	Baden-Württemberg Germany	1864	https://www.iveco.com/corporate- en/company/pages/magirus.aspx	Private
Supplier/Distributor	WS Darley	IL, USA	1908	https://www.darley.com/	Private
Supplier/Distributor	United Fire	AZ, USA	1968	https://www.unitedfire.net/	Private
Supplier/Distributor	Safe Fleet	MO, USA	2013	https://www.safefleet.net/	Private
Manufacturer	United Safety & Survivability Corp	PA, USA	1984	https://unitedsafetycorporation.com/	Private
Supplier/Distributor	MES Fire	TX, USA	2001	https://www.mesfire.com	Private
Manufacturer	Marioff	Vantaa, Finland	1991	http://www.marioff.com/en/	Private
Manufacturer	Ansul	WI, USA	1915	www.ansul.com	Private
Manufacturer & Supplier	Waterous	MN, USA	1844	https://www.waterousco.com/	Private
Manufacturer	Flaim	Melbourne, Australia	2017	https://flaimsystems.com/	Private
Supplier/Distributor	Western States Fire Protection	CO, USA	1985	https://www.wsfp.com/	Private
Manufacturer	Kidde Fire Systems	MA, USA	1917	https://www.kidde-fenwal.com/	Private
Manufacturer	Cascade Fire Equipment	OR, USA	1985	https://cascadefire.com/	Private
Manufacturer	Draeger	Lubeck, Germany	1889	https://www.draeger.com	Private

Below is a list of competitors and ILUS competitive advantages:

Category	Competitor Name	Competitor of	ERT Advantages
Firefighting Vehicles	Oshkosh Corp - Pierce Manufacturing	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Firefighting Vehicles	REV Fire Group - Ferrara, KME, Spartan, E-ONE, Smeal	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Firefighting Equipment	IDEX Corporation	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Firefighting Vehicles	Rosenbauer	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Firefighting Equipment	Task Force Tips	FireBug	patented water mist technology in firefighting equipment
Firefighting Equipment	Akron Brass	FireBug	patented water mist technology in firefighting equipment
Firefighting Equipment	Elkhart Brass	FireBug	patented water mist technology in firefighting equipment
Firefighting Equipment	Delta Fire	FireBug	patented water mist technology in firefighting equipment
Firefighting Vehicles	Ziegler	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Firefighting Vehicles	Iveco Magirus	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Firefighting Equipment	WS Darley	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Fire Safety	United Fire	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Fire Safety	Safe Fleet	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Fire Safety	United Safety & Survivability Corp	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Fire Safety	MES Fire	Georgia Fire & Rescue Supply	exclusive distributors of world’s largest brands and patented technology supported by an experienced team of firefighters, renowned service, and reputation
Fire Protection	Marioff	FireBug	patented water mist nozzle technology for more effective and effective fixed fire suppression systems
Fire Protection	Ansul	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Fire Protection	Western States Fire Protection	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Fire Protection	Kidde Fire Systems	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems

Government Regulations

The following overview concerns government regulations that affect our company and its subsidiaries. Specific detail as to each subsidiary, if applicable, is contained in the section titled “Our Operating Subsidiaries” below.

In certain markets, some of our products require government approvals and some of our companies require specific operating licenses. Our operating companies remain compliant with the required licenses and approvals to operate within their respective markets and/or geographic territories. Approvals may also be required for the award of government contracts, and these are provided accordingly as required.

Environmental, Health and Safety Laws and Regulations

Our ongoing global operations are subject to a wide range of federal, state, local and foreign environmental, health and safety laws and regulations. These laws and regulations relate to the generation, storage, handling, use, release, disposal and transportation of hazardous materials and wastes, environmental cleanup, the health and safety of our employees and the fuel economy and emissions of the vehicles we manufacture. Compliance with these laws, regulations, permits, and approvals is a significant factor in our business. Certain of our operations require permits or other approvals from governmental authorities, and certain of these permits and approvals are subject to expiration, denial, revocation, or modification under various circumstances. We have expended resources, both financial and managerial, to comply with required regulations and we maintain procedures designed to foster and ensure compliance. We are committed to protecting our employees and the environment against any manufacturing-related risks. In addition, we may be responsible under environmental laws and regulations for the investigation, remediation, and monitoring, as well as associated costs, expenses, and third-party damages, including tort liability and natural resource damages, relating to past or present releases of hazardous substances on or from our properties or the properties of our predecessor companies, or third-party sites to which we or our predecessor companies have sent hazardous waste for disposal or treatment. Liability under these laws may be imposed without regard to fault and may be joint and several.

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

Employees

As of December 31, 2023, Ilustrato Pictures International Inc. had 5 employees in the Parent company and there were approximately 200 that are employees in our subsidiaries. The Parent employees and those employed by their respective subsidiary, are not currently represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

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

ILUS currently has two distinct Divisions. The respective operating companies within each division are listed below:

1.	Emergency & Response Division (Special Purpose Vehicle - SAML)

a.	Firebug Mechanical Equipment LLC

b.	The Vehicle Converters LLC

c.	Bright Concept and protection System LLC

d.	Bull Head Products Inc.

e.	Georgia Fire & Rescue Supply LLC

f.	AL Shola Al Modea Safety and Security LLC.

g.	E-Raptor

h.	AL Shola Al Modea Safety and Security LLC.

2.	Industrial & Manufacturing Division (Special Purpose Vehicle - QIND)

a.	AL Shola Al Modea Gas and Distribution LLC

3.	Mining & Renewable Energy (subsidiary under ILUS parent company)

a.	Replay Solutions LLC.

Emergency Response Technologies Inc. (Special Purpose Vehicle - SAML)

SAML is focused on the emergency response sector through its wholly owned subsidiary, Emergency Response Technologies Inc. (“ERT”). SAML aims to provide technology that protects communities, front-line personnel, and assets by acquiring technology and solutions for the emergency response sector. This sector includes Fire and Rescue Services, Law Enforcement, Emergency Medical Services and Emergency Management.

Firebug Mechanical Equipment LLC (Firebug Group – U.A.E.)

FireBug is a firefighting equipment and vehicle manufacturer which specializes in disruptive water mist technology and rapid response vehicles. FireBug’s equipment is designed to offer increased firefighter safety with reduced water consumption. This technology enables smaller, more cost-effective vehicles for rapid fire and emergency response. The company was formed in the U.A.E. and currently operates from the following location:

●	Warehouse G04, 79th Street, DIRC Warehouse Complex, DIP 2, Dubai, United Arab Emirates

The FireBug range of products consists of the following:

1.	MistNozzle handheld firefighting nozzles

The MistNozzle handheld firefighting nozzles is a specialist firefighting nozzle/branch, which produces a fine water mist enabling it to extinguish multiple classes of fires without the use of chemical agents. The product is designed to increase efficiency, utilize less water, and increase firefighter safety. The MistNozzle range is designed, developed and manufactured in the UK. It uses proven micron technology from the fixed fire suppression system industry. The MistNozzle uses science to provide superior fire cooling and extinguishing. Its low-pressure water mist technology makes it more efficient than comparative firefighting nozzles. The MistNozzle has one-click switch-function technology, allowing the user to easily transition between Jet Mode and Water Mist Mode, minimizing room for error and ensuring safe mode selection. The plug-and-play functionality of the MistNozzle works with most existing hose types on most existing fire trucks. The nozzle has been specifically designed for ease of use with minimal training required for safe and effective use. With water being a valuable resource the world over, the MistNozzle deliberately uses less water during operation. The water mist produced by the MistNozzle absorbs 2257kj of energy per liter verses conventional technology which absorbs 335kj per liter. The MistNozzle also combats the effects of smoke within the fire environment, providing effective and in some cases, lifesaving smoke scrubbing capability.

2.	Mongoose external firefighting lance

FireBug’s Mongoose is a handheld firefighting nozzle with an extension lance that allows it to be inserted from the exterior of a structure into an area such as a room (compartment) to cool the area and suppress the fire. The Mongoose system is comprised of the water mist attack nozzle and a battery-operated hole cutting drill. Either the drill or the firefighter’s compartment entry tools are used to breach the structure and create the necessary hole through which the Mongoose is inserted. This method provides safer access to the compartment. The Mongoose has been designed to ensure the correct kinetic energy will overcome the pressures created by the fire. Water mist droplets are transformed into steam by the heat which consumes energy, removes oxygen, and consequently cools the gases and inhibits re-ignition. The Mongoose can deliver 40–50-micron water mist droplets covering a large surface area into a compartment which rapidly cools the area, scrubs the smoke, and suppresses the fire. The Mongoose is unique in that it can operate on an existing fire truck on existing hose lines, without requiring a separate pump and hose reel.

3.	MistMax and Maverick firefighting pumps

FireBug’s MistMax is a portable low-pressure water mist fire suppression skid. The self-contained skid unit is designed to fit in a standard pick-up truck or on a UTV such as the E-Raptor electric UTV. The MistMax is an easy-to-use, lightweight, and reliable solution which can be used by both non-technical operators and experienced firefighters. The MistMax uses Firebug’s proprietary technology including a customized eductor mixer, a specialized pulsating diaphragm pump, a front winding geared hose reel, easy to use control panel, custom engineered baffled water tank and the Mini MistNozzle which features Firebug’s water stream colliding and atomizing technology.

FireBug’s Maverick is a self-priming, high-water volume, light portable pump which is designed as a multi-purpose firefighting skid unit that can be portable or permanently fixed in a firefighting vehicle. It can operate a hose reel or lay flat hose connected to a water supply tank or it can lift water from an open water source or obtain it from a pressure-fed supply such as a floating pump.

4.	Floating Pumps

Firebug offers a range of floating pumps which are designed for pumping water from streams, lakes, hard-to-reach sources of water, or flooded areas. The range of floating pumps offers practical features and easy-to-use operation. Features include high impact resistance, compact size and lightweight, powerful Honda or Briggs & Stratton engines, bronze impellers for marine use where required, specialized strainers and optional external fuel tanks.

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

8.	Lightweight Co-Polymer Vehicle Bodies and Water Tanks

FireBug manufactures high-quality, lightweight co-polymer vehicle bodies and tanks primarily for the emergency response sector. Depending on customer requirements, FireBug provides only the tank or vehicle superstructure or the fully equipped complete vehicle. Utilizing the latest in plastic cutting and welding technology, FireBug produces its plastic vehicle bodies and tanks from a highly durable and recyclable plastic material which has a 25-year guarantee.

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

Employees

As of December 31, 2023, we had approximately 18 employees in Firebug Group. The employees are not currently represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

The Vehicle Converters LLC

The Vehicle Converters (TVC) is a specialist vehicle converter which is operated from Warehouse G04, 79th Street, DIRC Warehouse Complex, DIP 2, Dubai, United Arab Emirates.

On 25 March 2021 ILUS, our parent company, acquired 100% of the brand name and all other rights, title, and interest in The Vehicle Converters a company beneficially owned by Danny Kourosh (The “Seller”) for the sum of $20,500 (Twenty Thousand Five Hundred) in consideration.

The Vehicle Converters have operated for more than 15 years fabricating and converting specialized vehicles for specialist applications such as mobile clinics, ambulances, military transportation, oil, and gas, camping vehicles and mobile food trucks. The company focuses on sales in the Middle East and North African markets.

The Vehicle Converters completes various types of vehicle conversions as per customer requirements. Some examples can be found below:

Competition

A list of TVC’s competitors is provided below:

●	Bespoke Trailers

●	BOTT Vehicle Conversions

●	DAW Automobile Assembly FZCO

●	Transtech

Employees

As of December 31, 2023, we have 1 employee in Vehicle Converters. The employee is currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employee is good. Employees from Firebug Mechanical Equipment L.L.C., which operates from the same manufacturing facility in Dubai, United Arab Emirates, are used for vehicle conversions by The Vehicle Converters.

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

Competition

A list of BCD Fire’s competitors is provided below:

●	MAF Fire Safety & Security LLC

●	Blue Flame Fire Fighting LLC

●	Safety Line LLC

●	BTFS Fire Protection

Employees

As of December 31, 2023, BCD Fire had approximately 2 employees. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Bull Head Products Inc.

Bull Head Products Inc. is a specialist aluminum truck bed manufacturer and vehicle converter located at 387 Thorngrove Pike, Kodak Tennessee, 37764, USA.

On January 1, 2022, ILUS, our parent company, acquired 100% of the 1000 (one thousand) shares of Bull Head Products Inc., a company beneficially owned by George Joe Chudina and Dorothy Lee Chudina (The “Sellers”). As consideration, the Buyer agreed to pay the Sellers an aggregate cash purchase price of $500,000 (Five Hundred Thousand) on the condition that certain agreed Targets and Key Performance indices are met. The Buyer paid a fixed sum of $300,000 (Three Hundred Thousand) upon closing and the remaining $200,000 (Two Hundred Thousand) will be paid by the Buyer over a one-year after closing to the extent the business operations of Bull Head Products Inc. meet mutually agreeable performance thresholds referenced in Exhibit B in the SPA filed with this Form 10 and in the schedule below. The Buyer also issued the Sellers 6,750 (Six Thousand Seven Hundred and Fifty) restricted Class F Preferred Shares in Buyer.

To Qualify for the 2nd Payment of $ 100,000, a minimum turnover of $320,000 (Excluding all taxes) must be achieved for the period from January 1, 2022, to June 30, 2022, or as per the following table. To Qualify for the 3rd Payment of $ 100,000, minimum turnover of $320,000 (Excluding all taxes) must be achieved for the period from 1 July 2022, to December 31, 2022, or as per the following table:

Turnover Target	Percentage of Target	Aggregate Payment
$320,000	Greater than 100%	$100,000
$320,000	90-99	$90,000
$320,000	80-89	$80,000
$320,000	70-79	$70,000
$320,000	60-69	$60,000
$320,000	50-59	$50,000
$320,000	less than 50%	$0

Bull Head Products designs, manufactures and installs its aluminum truck beds and vehicle conversions for customers across the United States. Its customers come from several sectors, including wildland fire fighting. The company’s products are built with 100% aluminum for optimal performance and reliability.

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

During the past 18 months, Bull Head Products faced some supply chain issues as a direct result of the disruption in supply chains across the world due to the Covid-19 pandemic. Whilst every effort is made to source materials from additional suppliers, this can sometimes lead to an increase in price. The company has therefore increased its principal suppliers of raw materials to the following suppliers:

●	Eastern Metal Supplies

●	Tennessee Valley Fasteners

●	Buyers Products Company

●	Fastenal

●	McMaster Carr

●	Joseph T. Ryerson

●	Triple S Steel

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

Competition

As Bull Head Products manufactures all of its truck beds from 100% aluminum, it does not currently have direct competitors to the company’s knowledge. Companies which offer comparable products use a combination of aluminum sheeting and steel frames which are prone to rust and decay. However, a list of some these competitive companies is listed below:

●	CM Truck Beds

●	Hillsboro Industries

●	Pine Hill Manufacturing

●	Knapheide Manufacturing

Employees

As of December 31, 2023, we had approximately 10 employees in Bull Head Products. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Georgia Fire & Rescue Supply LLC

Georgia Fire & Rescue Supply LLC (Georgia Fire) is a distributor of equipment to the firefighting, law enforcement and Emergency Medical Services industries. The company is located at 107 P Rickman Industrial Drive, Canton, Georgia, 30115, USA.

On February 22, 2022, ILUS, our parent company, acquired 100% of the shares of Georgia Fire & Rescue Supply LLC, a company beneficially owned by Barbara Jean Whidby (The “Seller”). As consideration, the buyer agreed to pay the seller an aggregate cash purchase price of $900,000 (Nine Hundred Thousand Dollars) on the condition that certain agreed Targets and Key Performance indices are met referenced in Exhibit B in the SPA filed with this Form 10. The Buyer paid a fixed sum of $680,000 (Six Hundred Eighty Thousand) upon closing and the remaining $220,000 (Two Hundred Twenty Thousand Dollars) will be paid by the Buyer over a one-year period after closing to the extent the business operations of Georgia Fire & Rescue Supply, LLC meet mutually agreeable performance thresholds displayed in table below. The Buyer also issued the seller 1,500 (One Thousand Five Hundred) restricted Class F Preferred Shares in Buyer.

Minimum Turnover (gross revenue) for 2022 and Quarter 1 (Excluding all taxes)- must be achieved for the period from January 1, 2022, to December 31, 2022, or as per the following table:

2022 Turnover Target	Q1 Turnover Target	Percentage of Target	Aggregate Payment
$3,200,000	$800,000	Greater than 100%	$170,000
$3,200,000	$800,000	90-99	$153,000
$3,200,000	$800,000	80-89	$136,000
$3,200,000	$800,000	70-79	$119,000
$3,200,000	$800,000	60-69	$102,000
$3,200,000	$800,000	50-59	$85,000
$3,200,000	$800,000	less than 50%	$0

The company receives enquiries and orders through the following means:

●	e-commerce website - https://www.georgiafirerescue.com

●	retail location in Canton, Georgia

●	field sales representatives who call on and demonstrate products to potential customers

●	participation in industry trade shows and events.

The company’s products are delivered to the customer from its distribution warehouse in Canton, Georgia or shipped directly from the manufacturer to the end customer.

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

Georgia Fire is an official Dealer of Holmatro Products and partakes in the Holmatro Coop Marketing Program. Through this program, Georgia Fire & Rescue Supply has access to logo’s, product images and information, and a dealer reward scheme. All promotions of the Holmatro range of products by Georgia Fire & Rescue Supply have to be reviewed and approved by Holmatro.

Competition

A list of Georgia Fire’s competitors is provided below:

●	Fire Safety USA

●	MES Fire

●	Cascade Fire Equipment

●	All Hands Fire

●	US Fire & Safety Equipment Co

Employees

As of December 31, 2023, we had approximately 14 employees in Georgia Fire. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

AL Shola Al Modea Safety and Security LLC

On December 13, 2022, ILUS, our parent company, signed a Share Purchase Agreement to acquire 51% control of AL Shola Al Modea Safety and Security LLC (ASSS), an established fire safety company registered in the United Arab Emirates. The total purchase price is up to $714,000. The first tranche of $100,000 has been paid and the remaining three tranches with a total of $610,00 are conditional upon certain agreed Targets and Key Performance indices are met referenced in clause 1.02 in the SPA filed with this Form 10-K and scheduled below.

Tranche	Timeframe and Conditions	Amount	Paid By	Paid To
1	Payment within 7 days of closing proposed transaction – Time of signing SPA.	$100,000	ILUS	ASSS
2	To be Paid as a Loan to the Seller within 45 days after signing the SPA and Loan Agreement (Exhibit 3). The loan would be converted into Equity if the Company meets the agreed Revenue Forecast (Exhibit 2) and achieves a valuation of $2,000,000 (Two Million USD), until then it would be considered a loan. Repayment of the Loan shall be made as per the Loan Agreement (Exhibit 3) before disbursement of dividends.	$306,000	ILUS	ASSS
3	Paid after end of H1 2023, provided forecasted revenue and EBITDA forecasts are met for the first 6 months of 2023. (Exhibit 2)	$200,000	ILUS	ASSS
4	Paid after end of 2023, provided forecasted revenue and EBITDA forecasts are met for 2023. (Exhibit 2)	$200,000	ILUS	ASSS
5	Paid after end of H1 2024, provided forecasted revenue and EBITDA forecasts are met for the first 6 months of 2023. (Exhibit 2)	$214,000	ILUS	ASSS

Exhibit 2 - Target Financials as per ASSS / Agreed Revenue Forecast to be achieved.

USD	2023	2024	2025	2026	2027
Revenues	1.987.747	2.450.647	2.804.629	2.940.776	3.076.923
EBITDA	238.530	367.597	420.694	470.524	523.077

Competition

A list of ASSS’s competitors is provided below:

●	MAF Fire Safety & Security LLC

●	Blue Flame Fire Fighting LLC

●	Safety Line LLC

●	BTFS Fire Protection

Employees

As of December 31, 2023, we had approximately 34 employees in AL Shola Al Modea Safety and Security LLC. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Quality Industrial Corp. (Special Purpose Vehicle - QIND)

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

As a result of the above transaction, there was a change in control of the Company. The 77,669,078 shares transferred amounts to approximately 77% of the outstanding shares in Quality Industrial Corp at the time. Consequently, ILUS now unilaterally controls the election of our board of directors and the direction of QIND. As a result of the Change of Control, Mr. Quintal resigned as Chairman of the Board, and Mr. Link was appointed as the Chairman of the Board.

As of March 27, 2024, we entered into a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) with the shareholders of Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”) to acquire a 51% interest in ASG. The Closing of the transaction took place when both parties signed the definitive Stock Purchase Agreement. Al Shola Gas is an Engineering and Distribution Company in the liquefied petroleum gas (“LPG”) Industry in the United Arab Emirates and was established in 1980. The company is one of the region’s leading suppliers and contractors of LPG centralized pipeline systems and is approved by The General Directorate of Civil Defense, Government of Dubai, as a Central Gas Contractor and LPG Supplier.

On April 1, 2024, after several failed effort negotiations, with the purpose of restructuring the deal and obtaining information from the selling shareholders of Quality International, the QI Purchase Agreement with Quality International was terminated by Quality International and subsequently cancelled by the Board of Directors of Quality Industrial Corp. The Company is in the process of unwinding the transaction and this Form 10-K amends the Annual Report on Form 10-K of Ilustrato Pictures International Inc. for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 10, 2023.

We are filing this Form 10-K to restate our financial statements as of December 31, 2022, that were previously reported on the Original Filing and subsequent amendments. The following items have been amended to reflect the restatements:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part IV, Item 15. Financial Statement Schedules and Footnotes

In addition, the Company’s Auditor has provided a new Audit Report as of the date of this filing in connection with this Form 10-K.

Al Shola Al Modea Gas Distribution LLC

On March 27, 2024, we entered into a definitive Stock Purchase Agreement with the shareholders of Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”) to acquire a 51% interest in ASG. The Closing of the transaction took place upon the execution of the definitive Stock Purchase Agreement. Al Shola Gas is an engineering and distribution company in the LPG industry in the United Arab Emirates and was established in 1980. The company is one of the region’s leading suppliers and contractors of LPG centralized pipeline systems and is approved by The General Directorate of Civil Defense, Government of Dubai, as a Central Gas Contractor and LPG Supplier.

Al Shola Gas is ISO 9001 certified and offers a wide range of services including Consultation, Design, Supply, Installation, Maintenance, Distribution and Commissioning of Central Gas Systems. ASG provides a wide range of bespoke solutions across all LPG-related requirements.

The Parties agreed a “Purchase Price” of 51% shares for $10,000,000 (Ten Million USD), which is payable as follows:

Tranche	Timeframe and Conditions	Amount	Paid By	Paid To
1	$9 million in National Exchange listed stock or cash to be paid to Seller. Payment in eight quarterly tranches over a period of 24 months, beginning from the first quarter following uplist to a National Exchange. Stock value to be protected by a make whole agreement/s and each tranche subject to a mutually agreed 12 months leak out agreement.	$9,000,000	QIND	ASG
2	Within 12 months of closing and at the soonest possible time, $1 million cash payment to the Seller.	$1,000,000	QIND	ASG

Pursuant to the terms of the Stock Purchase Agreement, QIND will occupy two non-paid board seats including Chairman of the Board of Al Shola Gas and there shall be one other non-paid board seat for existing Al Shola Gas shareholders. QIND obtained immediate control upon execution of the Agreement. Full operational control will be retained by existing shareholders and management unless the new Board of Directors determines otherwise due to a breach of the Stock Purchase Agreement, ongoing poor performance, or if structural changes are recommended in line with the laws governed by the Stock Purchase Agreement which will be decided and approved by the new Board of Directors of the Company.

The current company activities are:

1)	CENTRAL GAS SYSTEMS (LPG):

●	Design, Supply, Construction, Operation and Maintenance (with DCD certification)

●	Design Consultancy & Project Management.

●	Repair and Preventive Maintenance

●	Billing & Monitoring Systems

2)	LPG SUPPLY & DISTRIBUTION (Cylinders & Bulk Supply)

3)	CENTRAL GAS SYSTEM (LPG) PROJECTS

Activities include design, supply & installation of above & belowground LPG tanks, including all pipeline & instrumentation. ASG specializes in the installation of:

●	Installation & Commissioning of LPG, Propane and SNG Compatible Systems

●	Pressure Reducing & Distribution Stations

●	Gas Leak Detection Systems

●	LPG Metering Stations

●	Vaporizer Systems

●	Deluge, Sprinklers systems and related Safety systems.

ASG designs and develops extensive LPG pipeline networks for Commercial Buildings, Mixed use Apartment Complexes, Shopping Complexes, Food Courts, Heavy Industries, Labor Accommodations, Catering Units, Commercial Kitchens, and Restaurants.

ASG highlights the importance of safety in its projects as per the norms and standards laid out by Dubai Civil Defense. Along with ASG’s projects, ASG issue warranty and safety standard certificates as per the Dubai Civil Defense guidelines. The equipment and accessories used by ASG are as required by International Safety Standards.

LPG DISTRIBUTION - CYLINDERS

ASG has one of the leading LPG distribution networks in Dubai, United Arab Emirates. Currently, the company has 56 trucks operating in Dubai. ASG’s sales team is well supported by a centralized call center and strong support team as well as administration staff. On an average, ASG distributes over 20,000 LPG Cylinders a month.

LPG DISTRIBUTION – BULK GAS

ASG is an approved supplier for Bulk LPG in the market. The company procures its Bulk LPG from Emirates General Petroleum Corporation (EMARAT). Currently, ASG distributes over 500,000L of Bulk LPG in Dubai. As per the expansion plans ASG will be in a position to deliver over 1,000,000L of Bulk LPG every month by the end of 2024. Currently, the fleet has two 18,000L Capacity Trucks, and one 25,000L Capacity Truck for the purpose of Bulk LPG supply.

Intellectual Property

ASG does not own registered intellectual property rights. The Company’s intellectual property resides in its specific engineering processes, manpower, capability, compliance, and certifications that have made it a trusted service provider and supplier in its region.

ASG has the following certifications:

Type

ISO 9001 - Quality Management System

Competition

A list of some of ASG’s competitors is provided below:

Royal Development Gas

Royal Development for Gas Works was established in 1994 and is principally engaged in Design, Supply, and Installation of Central Gas System Works throughout UAE to become the foremost Central Gas System Company in the Middle East, Royal Gas’s family has been an instrumental part of the growth of the organization. We execute projects based on ALL of the applicable international standard and code of practice. Our current projects are being executed in the UAE, Oman, Lebanon, and Africa with a workforce of more than 450 Employees including professionally trained Engineers and Technicians are overlooking ongoing projects. The Company has completed and handed over more than +2400 projects. Royal Gas is Servicing more than 1800 projects all over the UAE including Operation & Maintenance + LPG/Propane/Butane Distribution, CNG, and LNG, maintaining its status as one of the fastest-growing Central Gas Distribution companies within the region.

Al Fanar Gas

Al Fanar Gas is an oil and gas company in the U.A.E.’s leading, specializing in distribution systems for Liquefied Petroleum Gas (LPG), Synthetic Natural Gas (SNG) and Natural Gas (NG) and headquartered in Abu Dhabi since 1990. Al Fanar was the first company in the Emirate of Abu Dhabi to design, procure and install a natural gas network in a residential development in the UAE.

Lahej & Sultan Gas Distribution

Since its establishment in 1981, Lahej & Sultan (L&S) has been a service provider for the following services: Cleaning Services, Security Services, Gas Distribution, Gas Pipeline connection and Pest Control.

Al Shola Gas LLC’s advantages over competitors include but are not limited to:

●	Over 34 years of experience within the LPG industry and an extensive track record of delivery to Central Gas customers.

●	Affiliated and approved by the General Directorate of Civil Defence, Government of Dubai, UAE, as a ‘Central Gas Contractor’ and ‘LPG Supplier’.

●	ISO 9001-2015 certification reflects our dedication to quality management systems, ensuring that every aspect of our operations meets the most stringent industry standards

Employees

We have approximately 96 employees in Al Shola Gas LLC. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Replay Solutions

Replay Solutions was incorporated by ILUS on March 1, 2022. The company recycles and recovers precious metals from electronic and other forms of waste through the use of mechanical and chemical treatments. The company’s “closed loop” concept utilizes electronic waste (E-Waste) and several other types of waste as resources not only to extract precious metals but to reuse all materials such as the plastics which are obtained. The company recycles cleanly, safely, and sustainably from items such as, but not limited to Print Circuit Boards (PCB), Cable wire and car radiators. The waste is shredded, crushed, and ground into powder form before an airflow and an electrostatic separator are used to separate the materials into metal and fibers. From further refining processes, the various precious metals are obtained.

Competition

A list of Replay Solution’s competitors is provided below:

●	Enviroserve

●	Evciler

●	Mint Innovation

●	Muller Guttenbrunn Group

Employees

As of December 31, 2023, we had approximately 2 employees in Replay Solutions. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

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

Subsequently, on Apri1 6, 2016, the Company and Cache Cabinetry, LLC entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). As a result, the stockholders of the Company elected Derrick McWilliams the President and Chief Executive Officer of Cache Cabinetry, LLC, who, along with Barton Hollow, ratified and approved the Merger Agreement and Merger

The Merger closed on June 3, 2016. Upon closing, Cache Cabinetry, LLC. merged into a newly created subsidiary of the Company with the members of Cache Cabinetry, LLC receiving shares of common stock of the Company as consideration, therefore. Upon closing of the Merger, Cache Cabinetry, LLC. was the surviving corporation in the merger and a wholly owned subsidiary of the Company.

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

The company’s current subsidiaries were acquired on the following dates:

January 26, 2021, acquired Firebug Mechanical Equipment LLC

March 25, 2021, acquired The Vehicle Converters LLC

April 13, 2021, acquired Bright Concept Detection and Protection System LLC

February 11, 2022, acquired Bull Head Products Inc.

March 31, 2022, acquired Georgia Fire & Rescue Supply LLC

May 28, 2022, acquired Wikisoft Corporation - now Quality Industrial Corp. (“QIND”)

December 13, 2022, acquired Al Shola Al Modea Safety and Security LLC

January 5, 2024, Acquired Samsara Luggage Inc. (“SAML”)

On March 26, 2024, the Company amended its Articles of Incorporation to authorize it to issue up to three and a half billion (3,500,000,000) common shares, with a par value of one-tenth of one cent ($0.001) per share.

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

Address and Market for Securities

Our offices are located at the following locations:

1.	26 Broadway, Suite 934, New York, NY 10004

2.	Al Marsa Street 66, 11th Floor, Office 1105, Dubai Marina P.O. Box 32923, Dubai

Our primary office telephone number is +1 917-522-3202. Our website address is https://ilus-group.com and our email address is ir@ilus-group.com. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into this Form 10-K.

Our common shares are quoted on the OTC Pink under the symbol “ILUS.” On December 31, 2023, the closing price for shares of our common shares as reported on the OTC Pink was $0.009 per share.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. In addition to the other information contained in this Registration Statement on Form 10-K, prospective investors should carefully consider the following risks before investing in our securities. If any of the following risks actually occur, as well as other risks not currently known to us or that we currently consider immaterial, our business, operating results and financial condition could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors may lose all or part of their investment in our common stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Form 10. In assessing the risks below, you should also refer to the other information contained in this Form 10, including the financial statements and the related notes, before deciding to purchase any of our securities.

Risk Related to Covid 19

Our business and future operations may be adversely affected by epidemics and pandemics, such as the COVID-19 outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of the world as a whole. For example, the outbreak of COVID-19, which originated in China, was declared by the World Health Organization to be a “pandemic,” and spread across the globe. A health epidemic or pandemic or other outbreak of communicable diseases, such as the COVID-19 pandemic, poses the risk that we, or our current and potential business partners may be disrupted or prevented from conducting business activities for certain periods, the durations of which are uncertain, and may otherwise experience significant impairments of business activities, including due to operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our users or other business partners. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, potential users, or other potential business partners, the continued spread of COVID-19, the measures taken by the local and federal government, actions taken to protect employees, and the impact of the pandemic on various business activities could adversely affect our results of operations and financial condition. COVID-19 has not recently had any material impact on our operations, supply chain, liquidity, or capital resources. During the lockdowns we however saw significant shipping delays, consumer orders on hold due to budgetary restrictions as well as a slow-down in our planned acquisitions due to flight restrictions limiting on site due diligence. The company has as a mitigant to future COVID-19 outbreaks increased its number of suppliers of raw materials to reduce the risk of production capabilities and order back-logs.

Risks Relating to Macro Conditions and Our Financial Condition

We have a substantial amount of goodwill on our balance sheet. Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses.

We have obtained growth through the acquisition of Quality International. Under existing accounting standards, we are required to periodically review goodwill assets for possible impairment. In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our earnings. See the more detailed discussion appearing as part of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our financial footnotes. The percentage of our goodwill and intangible assets compared to our total assets as of December 31, 2023, and December 31, 2022, were 13.8% and 14.7%, respectively.

Our ability to generate the significant amount of cash needed to service our debt obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors, many of which may be beyond our control.

As of December 31, 2023, we had $213,073 in cash and cash equivalents as compared to $169,273 as of December 31, 2022. We also had $22,825,113 in accounts receivable as of December 31, 2023. The duration of such receivables extends from 30 days to beyond 12 Months. Full payment is received only when a job/project is completed, and approvals are obtained. Provisions are created based on estimated irrecoverable amounts determined by reference to past default experience.

We normally grant our customers 30–90-day payment terms after credit sales, depending on their trading history and specific tender requirements (if applicable). However, in the fiscal year 2021, some of our distributors were affected by the COVID-19 outbreak which caused delays in their payment. In addition, some of our customers tend to require longer payment terms due to their longer payment processing procedures. Even though we believe that they are unlikely to default because of our long-term business relationships with them and our belief that the collectability risk is low based on our historical experience and collection history with them, there can be no assurances that these receivables will be collected.

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

We will use cash to pay the principal and interest on our debt. These payments limit funds otherwise available for working capital, capital expenditures, acquisitions, collaborations, and other purposes. As a result of these obligations, our current liabilities may exceed our current assets. We may need to take on additional debt as we expand in our industry, which could increase our ratio of debt to equity. The need to service our debt may limit funds available for other purposes and our inability to service debt in the future could lead to acceleration of our debt and foreclosure on assets.

We cannot assure that we will be able to refinance any of our indebtedness or obtain additional financing as well as prevailing market conditions. As a result, we could face liquidity problems and might be required to dispose of material assets or operations to meet our indebtedness service and other obligations.

Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation and changes in regulations of the jurisdictions in which we operate, or seek to operate, our business. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.

We operate in a rapidly evolving and highly competitive industry and our projections are subject to the risks and assumptions made by management with respect to the respective industry. Operating results are difficult to forecast because they generally depend on our assessment of factors that are inherently beyond our control and impossible to predict with certainty, such as the timing of adoption of future legislation and regulations by different jurisdictions. Furthermore, if we invest in the development of new products or distribution channels that do not achieve commercial success, whether because of competition or otherwise, we may not recover the often material “up front” costs of developing and marketing those products and distribution channels or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels.

Additionally, our business may be affected by reductions in customer acquisition, customer persistency and customer spending as a result of numerous factors which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt timely measures to compensate for any unexpected shortfall in income. Our profitability projections make numerous assumptions about the expected future levels of various expense items. Historically most of these expense items have been relatively stable or predictable either in absolute terms or in relation to revenue but there is no certainty that such stability or predictability will continue into the future. These inabilities could cause our operating results in a given period to be higher or lower than expected. If actual results differ from our estimates, analysts may negatively react, and our share price could be adversely impacted.

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

Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership. For instance, we cancelled the acquisition with Quality International on April 1, 2024. Such incidents can significantly affect our financial and operational outlook.

While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition, and operating results. We may incur significant costs such as transaction fees, professional service fees and other costs related to future acquisitions. We may also incur integration costs following the completion of any such acquisition as we integrate the acquired business with the rest of our Company. Although we expect that the realization of efficiencies related to the integration of any acquired businesses will offset the incremental transaction and acquisition-related costs over time, this net financial benefit may not be achieved in the near term, or at all.

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

We will use cash to pay the principal and interest on our debt. These payments limit funds otherwise available for working capital, capital expenditures, acquisitions, collaborations, and other purposes. As a result of these obligations, our current liabilities may exceed our current assets. We may need to take on additional debt as we expand in our industry, which could increase our ratio of debt to equity. The need to service our debt may limit funds available for other purposes and our inability to service debt in the future could lead to acceleration of our debt and foreclosure on assets.

We cannot assure that we will be able to refinance any of our indebtedness or obtain additional financing as well as prevailing market conditions. As a result, we could face liquidity problems and might be required to dispose of material assets or operations to meet our indebtedness service and other obligations. The Company’s current Debt Obligations are mentioned elsewhere in this registration statement. However, a historical debt obligation includes a Note Issued on February 4, 2022, to Discover Growth Fund amounting to $2,000,000 which we were not able to service before maturity. The Company signed a Forbearance Agreement with Discover Growth Fund on May 3, 2023. The Company shall make monthly minimum loan payments to Discover Growth Fund of $450,000.00 commencing on May 30, 2023, and on the 5th day of each month thereafter, until the Note is paid in full. A total of $1,800,000 has been as of this Form 10-K and the note is currently in default. Also, the Company amended the AJB capital investments LLC note on October 18, 2023. The previous convertible note was in the amount of $1,200,000 that matured on June 1, 2023. The amended convertible note filed with this registration statement amounts to $1,450,000 and is maturing on May 1, 2024. Further the convertible note with Jefferson Street for $100,000 matured on July 26, 2023, which we were not able to service before maturity. Jefferson has subsequently converted the note in full.

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

The effects of climate change create short and long-term financial risks to our business, both in the U.S. and globally. We have significant operations located in regions that have been, and may in the future be, exposed to significant weather events and other natural disasters. Climate-related changes can increase variability in or otherwise impact natural disasters, including weather patterns, with the potential for increased frequency and severity of significant weather events (e.g., flooding, hurricanes, and tropical storms), natural hazards (e.g., increased wildfire risk), rising mean temperature and sea levels, and long-term changes in precipitation patterns (e.g., drought, desertification, and/or poor water quality). We expect climate change could affect our facilities, operations, employees, and communities in the future, particularly at facilities in coastal areas and areas prone to extreme weather events and water scarcity. Our suppliers are also subject to natural disasters that could affect their ability to deliver or perform under our contracts, including as a result of disruptions to their workforce and critical infrastructure. Disruptions also impact the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs.

Increased worldwide focus on climate change has led to legislative and regulatory efforts to combat both potential causes and adverse impacts of climate change, including regulation of greenhouse gas emissions. New or more stringent laws and regulations related to greenhouse gas emissions and other climate change related concerns may adversely affect us, our suppliers, and our customers. Some of our facilities are, for example, engaged in manufacturing processes that produce greenhouse gas emissions, including carbon dioxide, or rely on products from others that do so. We have worked for years to reduce our reliance on fossil-based energy sources, to decrease our greenhouse gas emissions, to reduce our consumption of water and production of waste, and to ensure our compliance with environmental regulations where we operate, enhancing our record of environmental sustainability. However, new, and evolving laws and regulations could mandate different or more restrictive standards, could require capital investments to transition to low carbon technologies, could adversely impact our ongoing operations, and could require changes on a more accelerated time frame. Our suppliers may face similar challenges and incur additional compliance costs that are passed on to us. These direct and indirect costs may adversely impact our results.

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

We are Dependent on the Availability of Raw Materials, Parts, and Components Used in our Products.

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

We estimate that a significant portion of our revenue will come from sales to partners through sales representatives, retailers, distributors, and resellers. Some of these relationships have not been formalized in detailed contracts and may be subject to termination at any time. Even where these relationships are formalized in a detailed contract, the agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on our behalf.

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

We are dependent on the availability of raw materials, parts, and components used in our products.

While the Company manufactures certain parts and components used in its products, the Company also requires substantial amounts of raw materials and purchases certain parts and components from suppliers. The availability of and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, including due to geopolitical or civil unrest, unfavorable economic or industry conditions, labor disruptions, supply chain disruptions, catastrophic weather events, natural disasters, the occurrence of a contagious disease or illness, changes in exchange rates and prevailing price levels. Any change in the supply of, or price for, these raw materials or parts and components could materially affect the Company and its financial condition, results of operations and cash flow. For instance, the war in Ukraine affected the geopolitical stability in Serbia. Consequently, the company postponed the production of electric vehicles in Serbia temporarily until after the Serbian election and kept our manufacturing of E-Raptor range of commercial electric Utility Vehicles in the UAE to mitigate the risk for operational and supply chain disruptions. ILUS commenced the production after the Serbian election and expects the first E-Raptor 6x6 models to roll off the Kragujevac production line in 2024. We cannot assure in the future that such incidents can significantly affect our supply chain and impact our financial and operational outlook.

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

Managing a global organization is difficult, time-consuming, and expensive, and any international expansion efforts that we undertake may not be profitable in the near or long term. Although we have operating experience in many foreign jurisdictions, we must continue to make significant investments to build our international operations. The Company’s sales from international operations and sales from export are both subject in varying degrees to risks inherent in doing business outside the U.S. These risks include the following:

■	Costs, risks, and uncertainties associated with tailoring our services in international jurisdictions as needed to better address both the needs of customers, and the threats of local competitors;

■	Risks of economic instability, including due to inflation;

■	Uncertainties in forecasting revenues and expenses in markets where we have not previously operated;

■	Costs and risks associated with local and national laws and regulations governing the industries in which we operate, health and safety, climate change and sustainability, and labor and employment;

■	Operational and compliance challenges caused by distance, language, and cultural differences;

■	Costs and risks associated with compliance with international tax laws and regulations;

■	Costs and risks associated with compliance with the U.S. Foreign Corrupt Practices Act and other laws in the United States related to conducting business outside the United States, as well as the laws and regulations of non-U.S. jurisdictions governing bribery and other corrupt business activities;

■	Costs and risks associated with human trafficking, modern slavery and forced labor reporting, training and due diligence laws and regulations in various jurisdictions;

■	Being subject to other laws and regulations, including laws governing online advertising and other Internet activities, email and other messaging, collection and use of personal information, ownership of intellectual property, taxation, and other activities important to our online business practices;

■	Currency exchange rate fluctuations and restrictions on currency repatriation;

■	Competition with companies that understand the local market better than we do or that have preexisting relationships with regulators and customers in those markets;

■	Adverse effects resulting from the U.K.’s exit from the European Union (commonly known as “Brexit”)

■	Reduced or varied protection for intellectual property rights in some countries;

■	Disruption of operations from labor and political disturbances;

■	Withdrawal from or renegotiation of international trade agreements and other restrictions on the trade between the United States and other countries;

■	Changes in tariff and trade barriers; and

■	geopolitical events, including natural disasters, climate change, public health issues, political instability (such as war between Ukraine and Russia), terrorism, insurrection, or war.

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

Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional and/or federal requirements or industry standards to reduce or mitigate global warming and other environmental risks. New climate change laws and regulations could require the Company to change its manufacturing processes or obtain substitute materials that may cost more or be less available for its manufacturing operations. Various jurisdictions in which the Company does business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases, limitations or restrictions on water use, the production of single-use plastics, regulations on energy management and waste management and other climate change-based rules and regulations, which may increase the Company’s expenses and adversely affect its operating results. In addition, the physical risks of climate change may impact the availability and cost of materials, sources and supply of energy, product demand and manufacturing and could increase insurance and other operating costs. The expected future increased worldwide regulatory activity relating to climate change could expand the nature, scope, and complexity of matters that the Company is required to control, assess, and report. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company, its suppliers, its customers or its products, or the Company’s operations are disrupted due to physical impacts of climate change on the Company, its customers or its suppliers, the Company’s business, results of operations and financial condition could be adversely impacted.

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

A Significant or Sustained Decline in Commodity Prices Could Negatively Impact the Levels of Expenditures by Certain of the Company’s Customers.

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

We have been named as a defendant in an action commenced by Black Ice Advisors LLC, regarding a historic note entered into by the previous CEO, Larson Elmore with a principal amount of $4,000. The company dispute the legitimacy of the note. On June 5, 2023, we got a service of process by Superior Court of California, County of San Diego, with a reschedule hearing on March 3, 2024. On August 22, 2023, the company received information that Black Ice Advisors withdrew their prior demand for shares with a new motion seeking a monetary judgment in Black Ice’s in the amount of $3.772 million for the historic note with a principal amount of $4,000. At a hearing on November 3, 2023, the Court adopted its tentative ruling as the final ruling and denied the motion for summary judgement from Black Ice Advisors LLC. The case has received a trial date for March 8, 2024.

We cannot predict whether the action against involving our former CEO, Black Ice Advisors or Mr. Nicol is likely to result in any material recovery by or expense to our company. In general, we lack much information and evidence to support the assertions of financial statements before the current management taking over and some chances preceding management of the company might have missed compliances for which we are not aware. Thus, the company may have to bear consequences for that from authorities. We cannot reasonably ascertain an amount for those contingencies.

Where it is reasonably possible to do so, the Company accrues estimates of the probable costs for the resolution of these matters. These estimates are based upon an analysis of potential results and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be affected by changes in assumption.

We may continue to incur legal fees in responding to these and other lawsuits. The expense of defending such litigation may be significant and any sizeable verdict may adversely affect the company. The amount of time to resolve this and any additional lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, all of which could adversely affect our business, results of operations and cash flows. For additional detail related to this risk, see Item 3, “Legal Proceedings”.

The Sale of our Products Involves Potential Product Liability and Related Risks that Could Expose us to Significant Insurance and Loss Expenses.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Any product liability claim may increase our costs and adversely affect our revenue and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles for the insurances we have with Firebug Mechanical Equipment LLC, Georgia Fire and Bull Head Products and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages. Georgia Fire, Bull Head Products and Firebug all have General Liability Cover.

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

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we Fail to Comply with the Rules under the Sarbanes-Oxley Act Related to Accounting Controls and Procedures, or if Material Weaknesses or Other Deficiencies are Discovered in our Internal Accounting Procedures, our Stock Price Could Decline Significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

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

General Risk Factors

The Company’s Success Depends on Its Executive Management and Other Key Personnel.

The Company’s future success depends to a significant degree on the skills, experience and efforts of its executive management and other key personnel and their ability to provide the Company with uninterrupted leadership and direction. The loss of the services of any of the executive officers or a failure to provide adequate succession plans for key personnel could have an adverse impact on the Company. The availability of highly qualified talent is limited and the competition for talent is robust. However, the Company provides long-term equity awards and certain other benefits for its executive officers which provides incentives for them to make a commit to the Company. The Company’s future success will depend on its ability to have adequate succession plans in place and to attract, retain and develop qualified personnel. A failure to efficiently replace executive management members and other key personnel and to attract, retain and develop new qualified personnel could have an adverse effect on the Company’s operations and implementation of its strategic plan.

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

Nicolas Link, our Chief Executive Officer (Principal Executive Officer & Chairman of the Board of Directors) with his company, FB Technologies Global, Inc. Dubai, U.A.E, owns approximately 0.5% of the outstanding shares of common stock, owns all of the outstanding shares of Class A Preferred Stock, Class B Preferred Stock and Class D Preferred Stock and owns 15% of the outstanding shares of Class F Preferred Stock.

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

There are 1,954,067,060 shares of common stock outstanding, which amounts to 1,954,067,060 votes on matters requiring a shareholder vote. While Mr. Link owns only 2% of the outstanding common shares, with the Series A Preferred Stock that Mr. Link owns, he has the power over 5,000,000,000 votes and with the Series D Preferred Stock, he has the power to over 30,370,500,000 additional votes on matters requiring a shareholder vote, including the election of directors. He will have voting power over every aspect of our business.

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

Our officers and directors are located outside of the United States and reside in the U.A.E, U.K., and Denmark. As a result, it may be difficult to effect service of process within the United States and enforce judgments of the US courts obtained against our executive officers and directors. Particularly, our shareholders may not be able to:

●	Effect service of process in the U.S. on any of our officers and directors;

●	Enforce judgments obtained in U.S. courts against our officers and directors based upon the civil liability provisions of the U.S. federal securities laws;

●	Enforce, in a court outside of the U.S., judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; and

●	Bring an original action in a court in the U.A.E, U.K., or Denmark to enforce liabilities against any of our officers and directors based upon the U.S. federal securities laws.

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

Certain of our officers and directors have other business pursuits that might interfere with their work on our business.

Our key management and board are also represented on the management and board of QIND, our subsidiary and our Chairman and CEO Nicolas Link is also the Chairman of the Board of Directors of Dear Cashmere Holding Co. (DRCR), the Chairman of the Board of Directors of CGrowth Capital, Inc. CGRA and the Chairman of the Board of Directors of Samsara Luggage, Inc (SAML) where he also holds the voting control. As a result, at certain points in time, these jointly represented companies may have members of key management and board concentrate their efforts on transactions that focus on one company over the other, which collectively would not amount to work for our company on a full-time basis. Dear Cashmere Holding Co. and CGrowth Capital, Inc. are however not affiliated with ILUS or any of its subsidiaries and each public company is independently responsible for its funding. We estimate that our key management will spend an average of 20% of their time on the company’s Subsidiary QIND and 80% on the parent company ILUS and subsidiary Samsara Luggage Inc. This and other conflicts of interest may arise between us and our officers and director in that they have other business interests currently, concerning ILUS, and in the future to which they devote their attention, such as in the case of acquisitions, and they may be expected to continue to do so although management time must also be devoted to our business. These competing interests could disrupt the focus of our key management and board. As a result, conflicts of interest may arise that can be resolved only through the exercise of such judgment as is consistent with each officer or director’s understanding of his or her fiduciary duties to our company.

Currently we have only four officers and one director. We will seek to add additional officers and/or directors with industry experience and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such appointments.

In an effort to resolve such potential conflicts of interest as between ILUS, SAML and QIND, our officers and director have agreed that any opportunities that they are aware of independently or directly through their association with us would be presented by them solely to ILUS, before determining whether to include the opportunities in SAML or QIND or another subsidiary.

In general, our officers and director are required to present business opportunities to ILUS, which may include QIND, if:

●	ILUS could financially undertake the opportunity through SAML, QIND; and

●	the opportunity is aligned with the business of SAML, QIND.

Potential investors should also be aware of the following potential conflicts of interest:

None of our officers or director is required to commit his or her full time to our company and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated.

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to the combination.

Below is a table summarizing the entities to which our executive officers and director currently have fiduciary duties or contractual obligations:

Individual (1)	Entity(2)	Affiliation
Nicolas Link	ILUS QIND DRCR CGRA SAML	Director & CEO Director Director Director Director
John-Paul Backwell	ILUS QIND SAML	Managing Director CEO CEO & Director
Louise Bennett	ILUS QIND	COO COO
Krishnan Krishnamoorthy	ILUS QIND	CFO CFO
Carsten Kjems Falk	ILUS QIND	CCO CCO

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names. Each of our Officers only have employment in our Company and our Subsidiary QIND.

(2)	Each of the entities listed by trading symbol in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective. We are at risk that our officers and directors will favor their other business interest over the needs of our company. These competing business interests could interfere with our ability to successfully implement our business plan.

Risks Relating to our Common Stock

We may conduct offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We may be required to conduct equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If our common stock shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders but to increase overall value for all shareholders. We anticipate continuing to rely on equity sales of our common stock shares to fund our business operations. If we issue additional common stock shares or securities convertible into shares of our common stock, your percentage interest in us could become diluted.

Our common stock price may be volatile and could fluctuate, which could result in substantial losses for investors.

Our common stock is quoted on the OTC Pink Market under the symbol, “ILUS.” The market price of our common stock is likely to be volatile and could fluctuate in price in response to various factors, many of which are beyond our control, including:

●	government regulation of our Company and operations.

●	the establishment of partnerships.

●	intellectual property disputes.

●	additions or departures of key personnel.

●	sales of our common stock.

●	our ability to integrate operations, technology, products, and services.

●	our ability to execute our business plan.

●	operating results below expectations.

●	loss of any strategic relationship.

●	industry developments.

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

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

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual and securities law restrictions on resale of such common stock lapse, or after those shares become registered for resale pursuant to an effective registration statement, the trading price of our common stock could decline. As of March 31, 2024, a total of 1,891,098,758 shares of our common stock were outstanding. Of those shares, 1,705,260,303 was without restriction, in the public market. Upon the effectiveness of any registration statement, we could elect to file with respect to any outstanding shares of common stock, any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

The issuance of shares of our common stock upon conversion or exercise of preferred stock, warrants and convertible notes, will dilute ownership to existing shareholders and may cause our stock price to fall.

Any issuance of additional common stock by us in the future as a result of the conversion or exercise of warrants, convertible notes, preferred stock or debt settlements would result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. Moreover, the perception in the public market that shareholders might sell shares of our stock or that we could make a significant issuance of additional common stock in the future could depress the market for our shares. These sales, or the perception that these sales might occur, could depress the market price of our common stock, or make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance concerning the amount of any such dividend.

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

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares. The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

If we do not have sufficient authorized common stock for potential conversion of our outstanding Series B and Series D Preferred Stock, we could be at risk of breaching a forbearance agreement with the shareholder, Nicolas Link.

The company is in the process of entering into a forbearance agreement with Nicolas Link, the affiliate holder of our Series B and Series D Preferred Stock, to restrict him from converting his preferred stock into common stock until the earlier of one year from listing with a national exchange or two years from the date of the agreement. The number of shares of common stock issuable upon conversion or exercise of outstanding preferred stock, warrants and convertible notes upon entering the Forbearance agreement are appx 2.3bn shares and below the 3.5bn authorized number of shares. After the forbearance period ends, we may be required to have sufficient shares of common stock available to accommodate future conversions of the preferred stock.

If we breach our obligations under the forbearance agreement with the holder of our Series B Preferred Stock and our Series D Preferred Stock, including our failure to convert the preferred stock into shares of common stock as a result of an insufficient number of shares of authorized common stock available for issuance, we would be in default of the agreement if Nicolas Link chooses to convert the applicable preferred stock into shares of common stock.

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

In the event that we are unable to successfully compete in our industry, we may not see lower profit margins.

We face substantial competition in our industry. Due to our smaller size, it can be assumed that some of our competitors have greater financial, technical, and other competitive resources. Accordingly, these competitors may have already begun to establish superior technologies in our industry. We will attempt to compete against these competitors by developing technology that exceeds what is offered by our competitors. However, we cannot assure you that our technology will outperform competing technology, or that our competitors will not develop new products or services that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their products, then it may not be possible for us to market our products at economically viable prices. Increased competition could result in:

●	Lower than projected revenues;

●	Price reductions and lower profit margins.

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

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all service categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary services. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

●	difficulties integrating personnel from acquired entities and other corporate cultures into our business; difficulties integrating information systems;

●	the potential loss of key employees of acquired companies;

●	the assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or the diversion of management attention from existing operations.

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

We provide integrated project management services in the form of long-term, fixed-price contracts that may require us to assume additional risks associated with cost overruns, operating cost inflation, labor availability and productivity, supplier and contractor pricing and performance, and potential claims for liquidated damages.

We provide integrated project management services outside our normal discrete business in the form of long-term, fixed-price contracts. These services include acting as project managers as well as service providers and may require us to assume additional risks associated with cost over-runs. These customers may provide us with inaccurate information in relation to their reserves, which is a subjective process that involves location and volume estimation, that may result in cost over-runs, delays, and project losses. In addition, our customers often operate in countries with unsettled political conditions, war, civil unrest, or other types of community issues. These issues may also result in cost over-runs, delays, and project losses.

Providing services on an integrated basis may also require us to assume additional risks associated with operating cost inflation, labor availability and productivity, supplier pricing and performance, and potential claims for liquidated damages. We rely on third-party subcontractors and equipment providers to assist us with the completion of these types of contracts. To the extent that we cannot engage subcontractors or acquire equipment or materials in a timely manner and on reasonable terms, our ability to complete a project in accordance with stated deadlines or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts. These delays and additional costs may be substantial, and we may be required to compensate our customers for these delays. This may reduce the profit to be realized or result in a loss on a project.

We may experience unexpected supply shortages.

We distribute products from a wide variety of manufacturers and suppliers. Nevertheless, in the future we may have difficulty obtaining the products we need from suppliers and manufacturers as a result of unexpected demand or production difficulties. Also, products may not be available to us in quantities sufficient to meet our customer demand. Our inability to obtain sufficient products from suppliers and manufacturers, in sufficient quantities, could have a material adverse effect on our business, results of operations and financial condition. For instance, the war in Ukraine affected the geopolitical stability in Serbia. Consequently, the company postponed the production of electric vehicles in Serbia temporarily until after the Serbian election and kept our manufacturing of E-Raptor range of commercial electric Utility Vehicles in the UAE to mitigate the risk for operational and supply chain disruptions. ILUS commenced the production after the Serbian election and expects the first E-Raptor 6x6 models to roll off the Serbian production line in 2024. We cannot assure in the future that such incidents can significantly affect our supply chain and impact our financial and operational outlook.

A substantial decrease in the price of steel could significantly lower our gross profit or cash flow.

We distribute many products manufactured, some of which may contain steel and, as a result, our business may be significantly affected by the price and supply of steel. When steel prices are lower, the prices that we charge customers for products may decline, which affects our gross profit and cash flow. The steel industry as a whole is cyclical and at times pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, consolidation of steel producers, fluctuations in the costs of raw materials necessary to produce steel, import duties and tariffs and currency exchange rates. When steel prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profit or cash flow.

If steel prices rise, we may be unable to pass along the cost increases to our customers.

We maintain inventories of steel products to accommodate the lead time requirements of our customers. Accordingly, we purchase steel products to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. Our commitments to purchase steel products are generally at prevailing market prices in effect at the time we place our orders. If steel prices increase between the time, we order steel products and the time of delivery of such products to us, our suppliers may impose surcharges that require us to pay for increases in steel prices during such period. Demand for the products we distribute, the actions of our competitors, and other factors will influence whether we will be able to pass such steel cost increases and surcharges on to our customers, and we may be unsuccessful in doing so.

We are subject to increased risks associated with our investments in emerging markets, particularly in the Middle East region and specifically in the United Arab Emirates. These risks encompass significant political, social, and economic uncertainties in the region. Given the volatile nature of these markets, instabilities in these regions could significantly adversely affect the value of our investments.

Almost all of ILUS’s operations are conducted, and almost of its assets are, as at the date of this document, located in the UAE, which is defined as an emerging market. While most of the countries in which ILUS conducts business have historically not been affected by political instability, there is no assurance that any political, social, economic or market conditions affecting such countries in the Middle East region generally (as well as outside the Middle East region because of interrelationships within the global financial markets) would not have a material adverse effect on our business, results of operations and financial condition.

Specific risks in these countries and the Middle East region that may have a material impact on our business, results of operations and financial condition include:

●	ongoing macroeconomic uncertainty and disruption due to the COVID-19 pandemic;

●	an increase in inflation and the cost of living;

●	a devaluation in the currency of any country in which ILUS has operations;

●	external acts of warfare and civil clashes or other hostilities involving nations in the region;

●	governmental actions or interventions, including tariffs, protectionism, and subsidies;

●	difficulties and delays in obtaining governmental or other approvals, new permits and consents for our operations or renewing existing ones;

●	potential lack of transparency or reliability in jurisdictions where ILUS operates;

●	cancellation of contractual rights;

●	lack of infrastructure;

●	expropriation or nationalization of assets;

●	inability to repatriate profits and/or dividends;

●	continued regional political instability and unrest, including government or military regime change, riots or other forms of civil disturbance or violence, including through acts of terrorism;

●	military strikes or the outbreak of war or other hostilities involving nations in the region;

●	a material curtailment of the industrial and economic infrastructure development that is currently underway across the Middle East region;

●	increased government regulations, or adverse governmental activities, with respect to price, import and export controls, the environment, customs and immigration, capital transfers, foreign exchange and currency controls, labor policies, land and water use and foreign ownership;

●	changing tax regimes, including the imposition of taxes in currently tax favorable jurisdictions;

●	arbitrary, inconsistent, or unlawful government action, including capricious application of tax laws and selective tax audits;

●	limited availability of capital or debt financing; and

●	slowing regional and global economic environment.

Any unexpected changes in the political, social, economic, or other conditions in which ILUS operates or neighboring countries may have a material adverse effect on our business, results of operations and financial condition.

It is not possible to predict the occurrence of events or circumstances such as or similar to those outlined above or the impact of such occurrences and no assurance can be given that ILUS would be able to sustain its current profit levels if such events or circumstances were to occur.

Investors should also be aware that emerging markets are subject to greater risks than more developed markets, including in some cases significant legal, economic, and political risks. Accordingly, investors should exercise particular care in evaluating the risks involved and must decide for themselves whether, in light of those risks, their investment is appropriate. Generally, investment in developing markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved.

We are exposed to risks from potentially unpredictable legal and regulatory environments in the U.A.E. and Middle East region.

ILUS currently operates in an emerging market economy in the U.A.E., which is in various stages of developing institutions and legal and regulatory systems that are not yet as fully matured and as established as those of Western Europe and the United States. Some of these countries are also in the process of transitioning to a market economy and, as a result, are experiencing changes in their economies and their government policies (including, without limitation, policies relating to foreign ownership, repatriation of profits, property and contractual rights and planning and permit granting regimes) that may affect our business in those countries. Such countries are also characterized by less comprehensive legal and regulatory environments and systems. Existing laws and regulations may be applied inconsistently with anomalies in their interpretation or implementation. Such anomalies could affect our ability to enforce its rights under its contracts or to defend its business against claims by others.

There can be no assurance that if laws or regulations were imposed on the products and services offered by ILUS it would not increase its costs, impact the costs that are associated with buying properties in Dubai and internationally, adversely affect the way in which ILUS conducts its business or otherwise have a material adverse effect on its results of operations and financial condition.

Any of the above factors, alone or in combination, may have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks associated with potential unlawful or arbitrary governmental actions in the UAE, which could negatively impact our operations and financial performance.

Governmental authorities in the U.A.E. in which some of ILUS’s subsidiaries operate may have a high degree of discretion and, at times, act selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that is contrary to law or influenced by political or commercial considerations. Such governmental action could include, among other things, the withdrawal of building permits, the expropriation of property without adequate compensation or the forcing of business acquisitions, combinations, or sales. Any such action taken may have a material adverse effect on our business, results of operations and financial condition.

We are subject to the risk of international sanctions, which could significantly impact our business activities, results of operations and financial condition.

European, US and other international sanctions have in the past been imposed on companies engaging in certain types of transactions with specified countries or companies or individuals in those countries. Companies operating in certain countries in the Middle East region have been subject to such sanctions in the past. The U.A.E. are not subject to such sanctions as at the date of this transition report. The terms of legislation and other rules and regulations which establish sanctions regimes are often broad in scope and difficult to interpret.

If the U.A.E. were in the future to violate European, US or international sanctions, penalties could include a prohibition or limitation on the U.A.E.’s ability to conduct business in certain jurisdictions or to access the US or international capital markets. Any such sanction could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 2. PROPERTIES

We lease factories and offices in the USA and the U.A.E. The lease agreements are filed as exhibits with this Form 10-K.

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

Firebug Mechanical Equipment LLC has a factory with 14k sq. ft located at Warehouse G04, 79th Street, DIRC Warehouse Complex, DIP 2, Dubai, United Arab Emirates with lease payments of $ 3630/month with the right but not the obligation to renew annually on March 28 of each year and has an office located at Matrix@Dinnington Business Centre, Nobel Way Dinnington, Sheffield S25 3QB, United Kingdom.

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

Samsara Luggage Inc. has an office at 135 East 57th Street Suite 18-130, New York, NY 10022, USA. The cost per month is $5,000 and is renewed annually in May. We believe that our current leased property is above our current needs and will from May 2024 have a virtual office at the same location.

Al Shola Gas LLC leases facilities for a term of 1 to 5 years at the addresses. set in table below with the square feet sizes and monthly leasing prices as indicated per facility. In total, ASG leases properties exceeding 17,000 square feet.

Location	Lease Term	Area SqFt	Annual Rent in USD (3,67 AED)
Office at Hamsah building, O/112, Zabeel road, Dubai, U.A.E.	1 Year	1.222	$25.663
Warehouse No. 19, Baghdad Street, Al Qusais Industrial Area 2, Al Qusais, Dubai, U.A.E.	1 Year	6.400	$7.115
Warehouse Plot No: 987-1006, Al Layan 1, DIC, Dubai, U.A.E.	5 Years	10,010	$30,518
Employee accommodation 17 units Plot No: 438-0, Muhaisanah second, DIC, Dubai, U.A.E.	1 Year	2,928	94,496
Total		20.550	$157,792

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

We have been named as a defendant in an action commenced by our former CEO, Larson Elmore. A case has been filed in the Eight Judicial District Court of the State of Nevada (Case No. A-22-858343-C). Plaintiff alleges that we breached a stock purchase agreement dated May 10, 2020, and promissory notes and is therefore entitled to damages. We have potential counterclaims being prepared against the former CEO, arising due to improper action and lack of disclosures. The company has disputed the claim and argue that Larson Elmore has been misleading the company and its shareholders on various matters including but not limited to liabilities, company commitments and due diligence items presented by Larson Elmore during the takeover process. We have filed a motion to dismiss Larson Elmore’s complaint on the basis that it fails to state a claim and lacks jurisdiction in the Nevada courts. At the hearing on this motion, the court determined that discovery would be required before ruling for the company and denied the motion without prejudice. The company is evaluating a motion for reconsideration once the order has been entered. In the interim, the parties have discussed a tentative discovery schedule and the possibility of a mediation and settlement conference. Request for production of documents is due by April 19, 2024.

We have been named as a defendant in an action commenced by Steve Nicol, who claims that he loaned $12,000 on or about May 23, 2017, to Cache Cabinetry, LLC a subsidiary of ILUS under a promissory note, but that ILUS agreed to assume the note. He further claims that he elected to convert the note and that ILUS failed to convert the note into shares of ILUS common stock. He has alleged breach of contract, declaratory relief, and specific performance to require the company to issue 75,000,000 shares of common stock in ILUS. The company obtained provisional settlement on September 6, 2023, and final details are in negotiation.

We have been named as a defendant in an action commenced by Black Ice Advisors LLC, regarding a historic note entered into by the previous CEO, Larson Elmore with a principal amount of $4,000. The company disputes the legitimacy of the note. On June 5, 2023, we received a service of process by the Superior Court of California, County of San Diego, with a hearing rescheduled for March 8, 2024. On August 22, 2023, the company received information that Black Ice Advisors withdrew their prior demand for shares with a new motion seeking a monetary judgment in Black Ice’s in the amount of $3.772 million for the historic note with a principal amount of $4,000. At a hearing on November 3, 2023, the Court adopted its tentative ruling as the final ruling and denied the motion for summary judgement from Black Ice Advisors LLC. The company is currently trying to conclude a settlement agreement. A hearing date set for September 2024 if a settlement is unable to be negotiated.

We cannot predict whether this action involving our former CEO, or Black Ice Advisors LLC is likely to result in any material recovery by or expense to our company. Where it is reasonably possible to do so, the Company accrues estimates of the probable costs for the resolution of these matters. These estimates based upon an analysis of potential results and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be affected by changes in assumption.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock is qualified for quotation on the OTC Markets- OTC Pink under the symbol “ILUS” and has been quoted on the OTC Pink since 2013.

Holders

As of December 31, 2023, we had 33 shareholders of record of common stock per transfer agent’s shareholder list with others in street name.

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

Common and Preferred Stock

Our authorized capital stock consists of 3,500,000,000 shares of common stock and 235,741,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2024, there were 1,864,531,857 shares of our common stock issued and outstanding and 79,732,925 shares of our preferred stock issued and outstanding.

Common Stock

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock will possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing fifty percent (50%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger, or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available, therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up, the holders of shares of our common stock will be entitled to receive pro rata all assets available for distribution to such holders.

In the event of any merger or consolidation with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities, or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash). Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

In August 2019, the Company’s Amended its Articles of Incorporation to authorize it to issue up to two billion (2,000,000,000) shares, of which all shares are common stock, with a par value of one-tenth of one cent ($0.001) per share.

On March 26, 2024, the Company amended its Articles of Incorporation to authorize it to issue up to three and a half billion (3,500,000,000) common shares, with a par value of one-tenth of one cent ($0.001) per share.

Preferred Stock

Our board of directors may become authorized to authorize preferred shares of stock and to divide the authorized shares of our preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, within any limitations prescribed by law and our articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations, and terms of the shares of any series of preferred stock including, but not limited to, the following:

(1)	The number of shares constituting that series and the distinctive designation of that series, which may be by distinguishing number, letter, or title;

(2)	The dividend rate on the shares of that series, whether dividends will be cumulative, and if so, from which date(s), and the relative rights of priority, if any, of payment of dividends on shares of that series;

(3)	Whether that series will have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

(4)	Whether that series will have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors determines;

(5)	Whether or not the shares of that series will be redeemable, and, if so, the terms and conditions of such redemption, including the date or date upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

(6)	Whether that series will have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

(7)	The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation, and the relative rights of priority, if any, of payment of shares of that series; and

(8)	Any other relative rights, preferences, and limitations of that series.

In August 2019, the Company also created the following preferred shares with a par value of $0.001 to be designated Class A, B and C.

Class A – 10,000,000 preferred shares that convert at 3 common shares for every 1 preferred class A share and voting rights of 500 common shares for every 1 preferred class A share. All 10,000,000 preferred class A shares have been issued to the Company’s CEO.

Class B – 10,000,000 preferred shares that convert at 3 common shares for every 1 preferred class B common share with voting rights of 100 common shares for every 1 preferred class B share. On August 26, 2021, the company amended Class B Shares to 100,000,000 shares with par value $0.001 that convert at 100 common shares for every 1 preferred Class B Share with voting rights of 100 common shares for every 1 preferred class B share. Dividends to be paid according to the company’s dividend policy agreed by the board from time to time.

Class C – 10,000,000 preferred shares that convert at 2 common shares for every 1 preferred class C common share with voting rights of 100 common shares for every 1 preferred class C share.

Class D - 60,741,000 preferred shares designated on February 14, 2020, par value $0.001, that convert at 500 common shares for every 1 preferred class D common share with voting rights of 500 common shares for every 1 preferred class D share.

Class E – 5,000,000 preferred shares designated on May 28, 2020, par value $0.001, with non-cumulative right to dividends at 6% a year commencing a year after issuance. Dividends to be paid annually. The Class E shares are redeemable at $1.00 per share, 2.25% must be redeemed per quarter, commencing one year after issuance, and shall be redeemed at 130% premium to the redemption value. The shares do not have voting rights.

Class F – 50,000,000 preferred shares designated on July 20, 2021, par value $0.001, that convert at 100 common shares for every 1 preferred class F share with no voting rights and no dividends.

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

Debt Securities

On January 28, 2022, the company entered into a convertible note with RB Capital Partners Inc. – Brett Rosen for the amount of $500,000. The note is convertible at a fixed price $0.20 and bears 5% interest per annum. The note matures on January 27, 2024. This has now been fully converted.

On February 04, 2022, the company entered into a convertible note with Discover Growth Fund LLC – John Burke for the amount of $2,000,000. The note is convertible at a 35% below the lowest past 15-day share price and bears 12% interest per annum. The note matured on February 4, 2023. The Company signed a Forbearance Agreement with Discover Growth Fund on May 3, 2023, the agreement has been filed as an exhibit with this amended the registration statement. The Company shall make monthly minimum loan payments to Discover Growth Fund of $450,000.00 commencing on May 30, 2023, and on the 5th day of each month thereafter, until the Note is paid in full. Four payments of $450,000 have been made as of the date of this filing.

On April 26, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.20 and bears 5% interest per annum. The note matures on April 25, 2024. This has now been fully converted.

On May 20, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 19, 2024.

On May 27, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 26, 2024. This note has been partially converted.

On June 1, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $1,000,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 31, 2024.

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

On December 2, 2022, the company entered into a convertible note with AJB Capital Investment LLC for the amount of $1,200,000. The note is convertible into common stock upon an event of default at the rate equal to volume weighted average trading price of the specified period and bears 12% interest. The note matures on June 01, 2023. The Company amended the AJB capital investments LLC note on October 18, 2023. The amended convertible note filed with this registration statement amounts to $1,450,000 and is maturing on May 1, 2024. This note is now fully settled.

On January 26, 2023, the company entered into a convertible note with Jefferson Street Capital for the amount of $100,000. The note is convertible into common stock upon an event of default at the rate equal to volume weighted average trading price of the specified period and bears 12% interest. The note matures on July 26, 2023. This is now fully converted.

On April 12, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on April 12, 2025.

On May 2, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $250,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on May 2, 2025.

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

On June 21, 2023, the company entered into a note payable of $61,868 with 1800 Diagonal Lending LLC. Repayable in 9 monthly payments and shall bear 13% interest as one time charge on the issuance date. In case of event of default, note is convertible into common stock at 65% of lowest trading price during previous ten days. The note matures on March 30, 2024. This note is now fully settled.

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

On September 7, 2023, the company entered into convertible Note with Richard Astrom, for the amount of $27,500. The note is convertible into common stock at variable conversion price and bears a 9% interest per annum. The note matures on March 6, 2024. The Note cannot be converted until 3 months from the date of issue of Note. This has now been fully converted.

On October 20, 2023, ILUS entered into a note payable of $89,250.00 with 1800 Diagonal Lending LLC. Repayable any time after 180 days following the date of note till maturity date and shall bears 9% interest rate per annum. The note is convertible into common stock at the rate equal to variable conversion price as defined, shall mean 65% of lowest trading price during previous ten days. The note matures on July 30, 2024. This is now fully paid off.

On November 7, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $200,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on November 7, 2025.

On November 21, 2023, the company entered into a convertible note with Twn Brooks Inc., for the amount of $22,222. The note is convertible into common stock at the rate of 65% of the lowest trading price 10 days prior to conversion and bears a 9% interest per annum. The note matures on May 21, 2024. This has now been fully converted.

On November 21, 2023, the company entered into a convertible note with Carizzo LLC, for the amount of $22,222. The note is convertible into common stock at the rate of 65% of the lowest trading price 10 days prior to conversion and bears a 9% interest per annum. The note matures on May 21, 2024. This has now been fully converted.

On November 29, 2023, the company entered into a convertible note with Twn Brooks Inc., for the amount of $27,500. The note is convertible into common stock at the rate of 65% of the lowest trading price 10 days prior to conversion and bears a 9% interest per annum. The note matures on May 29, 2024.

On December 1, 2023, ILUS entered into a note payable of $118,367 with 1800 Diagonal Lending LLC. Repayable any time after 180 days following the date of note till maturity date and shall bears 13% interest rate per annum. The note is convertible into common stock at the rate equal to variable conversion price as defined, shall mean 65% of lowest trading price during previous ten days. The note matures on August 30, 2024.

On December 2, 2023, the company entered into a convertible note with AJB Capital Investment LLC for the amount of $1,680,000. The note is convertible into common stock upon an event of default at the rate equal to volume weighted average trading price of the specified period and bears 12% interest. The note matures on May 01, 2024.

On December 30, 2023, the company entered into a convertible note with Twn Brooks Inc., for the amount of $27,500. The note is convertible into common stock at the rate of 65% of the lowest trading price 10 days prior to conversion and bears a 9% interest per annum. The note matures on June 29, 2024.

On January 15, 2024, the company entered into a convertible note with Twn Brooks Inc., for the amount of $27,500. The note is convertible into common stock at the rate of 65% of the lowest trading price 10 days prior to conversion and bears a 9% interest per annum. The note matures on July 15, 2024.

On January 17, 2024, ILUS entered into a note payable with a principal amount of $61,868 with 1800 Diagonal Lending LLC. Repayable any time after 180 days following the date of note till maturity date and bears 13% interest rate per annum. The note is convertible into common stock at the rate equal to variable conversion price of 65% of lowest trading price during previous ten days. The note matures on October 30, 2024.

On January 23, 2024, ILUS entered into a note payable with a principal amount of $25,000 with Twn Brooks Inc. Repayable any time after 180 days following the date of note till maturity date and bears 9% interest rate per annum. The note is convertible into common stock at the rate equal to variable conversion price as of 65% of lowest trading price during previous ten days. The note matures on July 22, 2024.

On January 31, 2024, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $600,000. The note is convertible into common stock at the rate of $0.10 and bears a 5% interest per annum. The note matures on January 25, 2026.

On April 15, 2024, the company entered into a convertible note with Twn Brooks Inc., for the amount of $55,000. The note is convertible into common stock at the rate of 65% of the lowest trading price 10 days prior to conversion and bears a 9% interest per annum. The note matures on October 15, 2024.

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

Recent Sales of Unregistered Securities

The following information represents securities sold by the Company since the January 1, 2022, which were not registered under the Securities Act. Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

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

On April 28, 2022, we converted 250,000 Preferred Class F shares to 25,000,000 shares of common stock for Cicero Transact Group Inc.

On May 4, 2022, we issued 53,000,000 shares of common stock as compensation to RB Capital Partners Inc. for conversion of a convertible note which was issued on 6th April 2021, for an aggregate price of $530,000,00.

On May 17, 2022, we converted 120,000,000 of common stock to 1,200,000 shares of preferred class B stock for FB Technologies Global Inc.

On July 26, 2022, we issued 53,700,000 shares of common stock as compensation to RB Capital Partners Inc. for conversion of a convertible note which was issued on 28th April 2021, for an aggregate price of $537,000.00.

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

On December 9, 2022, we issued 12,000,000 shares of common stock as commitment shares to AJB Capital Investment LLC for an aggregate price of $480,000.00, pursuant to issuance of convertible promissory note amounting to $ 1,200,000 issued on December 2, 2022, The shares issued are against commitment fees payable reflecting a price per Commitment Fee Share of $0.04.

On December 9, 2022, we issued 18,000,000 shares of common stock as commitment shares to AJB Capital Investment LLC for an aggregate price of $720,000.00 pursuant to issuance of convertible promissory note amounting to $ 1,200,000 issued on December 2, 2022, The shares issued are against commitment fees payable reflecting a price per Commitment Fee Share of $0.04.

On March 17, 2023, we issued 10,000,000 shares of common stock as commitment shares to AJB Capital Investment LLC for an aggregate price of $400,000.00 pursuant to issuance of convertible promissory note amounting to $ 1,200,000 issued on December 2, 2022. The shares issued are against commitment fees payable reflecting a price per Commitment Fee Share of $0.04.

On March 21, 2023, we issued 53,850,000 shares of common stock as compensation to RB Capital Partners Inc. for conversion of a convertible note, which was issued on 28th January 2022, for an aggregate price of $538,500.

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

On June 01, 2023, we issued 53,300,000 shares of common stock as compensation to RB Capital Parters Inc. for conversion of a convertible note for an aggregate price of $533,000.

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

On September 11, 2023, we issued 625,000 shares of common stock as commitment shares to Richard Astrom with a fair market value of $0.02 per shares for an aggregate price of $12,500.

On September 18, 2023, we issued 5,000,000 shares of common stock to Kirt Weidner for a stock purchase agreement for an aggregate price of $50,000.

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

On October 19, 2023, we issued 2,118,644 shares of common stock as compensation to 1800 Diagonal Lending LLC. For partial conversion of a convertible note for an aggregate price of $25,000.

On October 20, 2023, we issued 4,555,555 shares of common stock as compensation to Jefferson Street Capital LLC. For partial conversion of a convertible note for an aggregate price of $40,000.

On October 23, 2023, we issued 3,092,784 shares of common stock as compensation to 1800 Diagonal Lending LLC. For partial conversion of a convertible note for an aggregate price of $30,000.

On October 25, 2023, we issued 9,538,461 shares of common stock as compensation to Jefferson Street Capital LLC. For partial conversion of a convertible note for an aggregate price of $30,000.

On November 6, 2023, the company entered into a share purchase agreement with Kevin Van Hoesen to sell 16,666,667 shares of common stock for a purchase price of $100,000.

On November 07, 2023, we issued 9,538,461 shares of common stock as compensation to Jefferson Street Capital LLC. For partial conversion of a convertible note for an aggregate price of $30,000.

On November 15, 2023, we issued 21,926,875 shares of common stock as compensation to RB Capital Partners LLC for partial conversion of a convertible note for an aggregate price of $86,069.

On November 27, 2023, we issued 45,000,000 shares of common stock as compensation to RB Capital Partners LLC for partial conversion of a convertible note for an aggregate price of $181,638.

On November 28, 2023, we issued 2,000,000 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0116 per shares for an aggregate price of $23,200.

On November 28, 2023, we issued 2,000,000 shares of common stock as commitment shares to Carizzo LLC with a fair market value of $.0116 per shares for an aggregate price of $23,200.

On November 30, 2023, we issued 25,000,000 shares of common stock as commitment shares to AJB Capital Investments LLC with a value of $0.02 per share for an aggregate price of $500,000.

On November 30, 2023, we issued 2,750,000 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0105 per shares for an aggregate price of $28,875.

On December 1, 2023, we issued 9,462,563 shares of common stock as compensation to Jefferson Street Capital LLC. for partial conversion of a convertible note for an aggregate price of $30,000

On December 1, 2023, FB Technologies Global Inc. converted 16,000,000 shares of common stock into 160,000 Preference B Shares.

On December 04, 2023, we issued 504,000 shares of Preference B Stock to Alexander Kolyakin pursuant to a share purchase agreement signed on June 10, 2020,

On December 06, 2023, we cancelled 112,000 shares of Preference D Stock owned by FB Technologies Global Inc.

On December 06, we issued 112,000 shares of Preference D Stock to Alexander Kolyakin pursuant to a share purchase agreement signed on June 10, 2020,

On December 19, 2023, we issued 15,654,360 shares of common stock as compensation to Jefferson Street Capital LLC. for final conversion of a convertible note for an aggregate price of $49,876.67.

On December 19, 2023, John-Paul Backwell. converted 50,000 shares of Preference F stock into 5,000,000 shares of common stock.

On January 03, 2024, we issued 3,250,000 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0072 per shares for an aggregate price of $23,400.

On January 18, 2024, we issued 6,349,206 shares of common stock to Kyle Comerford for a stock purchase agreement for an aggregate price of $20,000.

On January 22, 2024, we issued 2,500,000 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0065 per shares for an aggregate price of $16,250.

On January 22, 2024, James Gibbons converted 50,000 shares of Preference F stock into 5,000,000 shares of common stock.

On January 25, 2024, we issued 75,000,000 shares of common stock as compensation to AJB Capital Investments LLC for partial conversion of a convertible note for an aggregate price of $633,000.

On February 1, 2024, we issued 50,000,000 shares of common stock as compensation to RB Capital Partners LLC for partial conversion of a convertible note for an aggregate price of $200,000.

On February 2, 2024, we issued 2,250,000 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0172 per shares for an aggregate price of $38,700.

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

ITEM 6. [RESERVED]

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10.

Overview

ILUS is a Nevada-based corporation that primarily focuses on serving the public safety, industrial, and renewable energy sectors. The company aims to provide advanced technology solutions through its wholly-owned subsidiary Emergency Response Technologies (ERT). ERT’s technology aims to protect communities, assets, and frontline personnel by acquiring the latest technology and solutions for the emergency response industry. This industry includes emergency medical services, fire and rescue services, law enforcement, and emergency management. The company also has a subsidiary named Quality Industrial Corp. which focuses on acquiring and growing process manufacturing and industrial companies.

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Macro Economic Conditions

Our business is impacted by the global economic environment, employment levels, consumer confidence, government, and municipal spending. Global instability in securities markets and the war in Ukraine are among other factors that can impact our financial performance. In particular, changes in the U.S. economic climate can impact the demand for our product range. In addition, the impact of taxes and fees can have a dramatic effect on the availability, lead-times and costs associated with raw materials and parts for our product range.

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

Impact of Acquisitions

Historically, a significant component of our growth has been through the acquisition of businesses in our targeted sectors. We typically incur upfront costs as we incorporate and integrate acquired businesses into our operating philosophy and operational excellence. This includes the consolidation of supplies and raw materials, optimized logistics and production processes, and other restructuring and improvement initiatives. The benefits of these integration efforts may not positively impact our financial results in the short term but have historically positively impacted medium to long-term results.

We recognize acquired assets and liabilities at fair value. This includes the recognition of identified intangible assets and goodwill. In addition, assets acquired, and liabilities assumed generally include tangible assets, as well as contingent assets and liabilities.

On April 1, 2024, after several failed effort negotiations, with the purpose of restructuring the deal and obtaining information from the selling shareholders of Quality International, the Purchase Agreement with Quality International was terminated by Quality International and subsequently cancelled by the Board of Directors of Quality Industrial Corp. The Company is in the process of unwinding the transaction and this Form 10-K amends the Annual Report on Form 10-K of Ilustrato Pictures International Inc. for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 10, 2023.

We are filing this Form 10-K to restate our financial statements as of December 31, 2022, that were previously reported on the Original Filing and subsequent amendments. The following items have been amended to reflect the restatements:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part IV, Item 15. Financial Statement Schedules and Footnotes

In addition, the Company’s Auditor has provided a new Audit Report as of the date of this filing in connection with this Form 10-K.

ILUS has two existing distinct divisions which serve a diverse global customer base. An overview of the current divisions is found below.

Recent Developments

On March 21, 2024, the Company signed Stock Purchase Agreements with Christopher Derbyshire and Tim Grey and sold the Company’s shares in Hyperion Defense Solutions Ltd. and terminated their employment agreements simultaneously. The Company sold the shares due to a strategic shift which enables increased focus on the intended uplisting of its two publicly listed subsidiaries to a National Exchange through a Reverse Merger (“RTO”). Therefore, the company transitioned from having four subsidiaries to two division and one subsidiary. The two divisions are publicly listed entities.

Emergency Response Division

Emergency Response Technologies is a subsidiary of ILUS. The subsidiary is publicly listed on the OTC Markets, currently under the name, Samsara Luggage Inc. and the trading symbol, SAML. The Nevada registered subsidiary has filed for its name and trading symbol change with the Financial Industry Regulatory Authority. Emergency Response Technologies’ operating companies specialize in designing, manufacturing, and distributing specialty equipment, vehicles, and related parts and services. They offer a wide range of firefighting equipment and vehicles, including firefighting vehicle superstructures as well as electric utility vehicles. Additionally, they distribute equipment for emergency services and provide fire protection equipment sales, installation, and maintenance services. They also specialize in servicing and maintaining firefighting, rescue, and emergency medical services equipment.

On January 3, 2024, Ilustrato Pictures International Inc. (“Ilustrato”). acquired a convertible note from YAII PN, LTD with outstanding principal and accrued interest of $600,684.93 in Samsara Luggage Inc. (SAML). On the January 5, 2024, SAML reissued a convertible note to Ilustrato who on the same day converted the note into 150,753,425 shares of common stock in the Company pursuant to the terms of said exchange note. As a result of such conversion, Ilustrato acquired control of 91.5% of the outstanding shares in SAML as of January 5, 2024. In connection with the acquisition of the note and subsequent conversion to shares of common stock, the officers and directors, Mrs. Atara Dzikowski and David Dahan resigned from all their positions with the Company. Mr. Nicolas Link was appointed as the Company’s Chairman of the Board and Mr. John-Paul Backwell was appointed as the Company’s Chief Executive Officer and Director.

On February 23, 2024, Ilustrato Pictures International, Inc., a Nevada corporation (the “Company”) entered into a Stock Purchase Agreement (the “SPA”) with Samsara Luggage Inc., a Nevada corporation which is owned 71.1% by the Company (“SAML”). Simultaneous with the execution and delivery of the SPA, the Company sold to SAML all its equity interests in seven companies owned by the Company:

●	Firebug Mechanical Equipment LLC

●	Georgia Fire & Rescue Supply LLC

●	Bright Concept Detection and Protection System LLC

●	Bull Head Products Inc

●	E-Raptor

●	The Vehicle Converters

●	AL Shola Al Modea Safety and Security LLC, the only entity in which the Company does not own 100% but only 51% of the membership interests.

The disposition by the Company of the shares it held in these companies, referred to by the Company as the Emergency Response Technologies “ERT”.

The consideration for the sale of the equity interests in the foregoing companies was paid by SAML by the issuance of 350,000 restricted shares of Series B stock of SAML and further milestone payment/s should applicable performance targets referenced be achieved.

The funding obligations for acquisitions by Samsara Luggage Inc., (OTC: SAML), are funded by SAML itself as are the ongoing obligations for future acquisitions by the subsidiary. Our subsidiary SAML is currently in the process of uplisting to a National Exchange through a reverse triangular merger (“RTO”).

Industrial & Manufacturing Division:

Quality Industrial Corp. is the industrial and manufacturing subsidiary of ILUS. The subsidiary is publicly listed on the OTC Markets with the trading symbol, QIND. The subsidiary’s primary focus is on acquisitions in the industrial, oil & gas, and utility sectors. We are committed to pursuing and executing acquisitions that align with our growth strategy and drive long term value creation for our shareholders. We believe we have a clear acquisition strategy in place and are determined to achieve our goals.

As of March 27, 2024, we entered into a definitive Stock Purchase Agreement with the shareholders of Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”) to acquire a 51% interest in ASG. The Closing of the transaction took place when both parties signed the definitive Share Purchase Agreement. Al Shola Gas is an Engineering and Distribution Company in the LPG Industry in the United Arab Emirates and was established in 1980. The company is one of the region’s leading suppliers and contractors of LPG centralized pipeline systems and is approved by The General Directorate of Civil Defense, Government of Dubai, as a Central Gas Contractor and LPG Supplier.

Al Shola Gas is ISO 9001 certified and offers a comprehensive range of services. These include consultation, design, supply, installation, maintenance, distribution, and commissioning of central gas systems. ASG provides customized solutions for all your LPG requirements.

The funding obligations for acquisitions such as Al Shola Gas, by our publicly listed industrial subsidiary, Quality Industrial Corp. (OTC: QIND), are funded by QIND itself as are the ongoing obligations for future acquisitions by the subsidiary. Our subsidiary QIND is currently in the process of uplisting to a National Exchange through a reverse triangular merger (“RTO”).

Mining & Renewable Energy subsidiary:

Our Mining & Renewable Energy subsidiary is currently focused on the recycling and recovery of precious metals from electronic waste. Replay Solutions, our operating subsidiary, is an urban mining company which incorporates a ‘Closed loop’ concept whereby its uses Electronic Waste (E-Waste) and data destruction as a resource not only to extract precious metals but to recycle and reuse materials found in E-Waste, such as plastics. Replay Solutions aims to extract precious metals from items such as, but not limited to, Print Circuit Boards (PCB) from computers and mobile phones, Cable wires and car radiators. The company uses specialist machinery to shred, crush, and grind the items to powder form and then uses airflow and an electrostatic separator to separate the materials accordingly. Precious metals obtained from this urban mining process are then sold as are the recycled materials.

Plan of Operations 2024

ILUS has recently re-evaluated its business strategy and decided to divest its Defense Division in order to expedite growth in its Emergency Response and Industrial & Manufacturing Divisions. This strategic move is aimed at optimizing the company’s resources and focusing its efforts towards areas that are expected to yield higher returns and have a more significant impact on its overall performance. By streamlining its operations and aligning its core competencies with the evolving market demands, ILUS aims to enhance its market position and deliver enhanced value to its stakeholders.

ILUS is taking strategic steps to expand its portfolio and manufacturing capabilities. By mid-2024, the company plans to acquire additional Emergency Response and Industrial companies. To support its expansion, the company plans to hire additional personnel in finance and legal as well as appoint strategic advisors with extensive experience in the Emergency Response, Industrial, and Manufacturing sectors.

Our top priorities include consolidating our recent acquisitions, increasing production of emergency response products in the US, and completing the Reverse Mergers of SAML and QIND with National Exchange listed companies in the first half of 2024. Furthermore, we intend to issue an equity dividend in the form of SAML shares to ILUS shareholders following our sale of Emergency Response Technologies assets to SAML.

Results of Operations for the Years Ended December 31, 2023, and 2022

Net Sales & Gross Profit

For the year 2021, ILUS acquired three companies, namely Firebug Mechanical Equipment LLC ( engaged in the business of manufacturing firefighting equipment and firefighting vehicles for global customers, and Bright Concept Detection and Protection System LLC (BCD Fire) a company engaged in the business of sales, distribution, installation and maintenance of Fire Protection and Security systems and lastly, The Vehicle Converters LLC, a company engaged in the conversion of specialized vehicles for specialist applications such as mobile clinics, ambulances, defense and oil field transportation. In the year 2022, ILUS acquired Georgia Fire and Rescue Supplies LLC as well as Bull Head Products. The revenue earned in the year 2022 corresponds to the above companies.

Our 2023 revenue decreased to $6,586,037 from $12,740,458 in 2022. The decline in revenue was mainly due to orders in our Emergency Response division in the last part of 2023 being delayed into 2024 due to renegotiations to improve margins. As a consequence, the Gross profit decreased from 53% in 2022 to 33% in 2023. Further our Emergency & Response Technologies subsidiary, our challenge has been to elevate some operating companies up to the performance of our top-performing businesses. We will continue to focus on improving the performance of lagging businesses through actions which include but are not limited to; targeted and more robust sales and marketing efforts, appointment of new distributors and dealers where applicable, enhanced product development, active measures to ensure that payment terms are met by customers, and significant efforts to reduce indirect costs as well as general and administrative costs.

There is no operating company in the consolidated financials of our Industrial & Manufacturing division for the year 2022 and 2023 as a result of the cancellation of our agreement with Quality International on April 1, 2024.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses decreased from $8,998,208 in 2022, to $7,942,003 in 2023. The Company managed reduce operating expenses in 2023 to offset the revenue decline for the year. The consolidation includes an increase in operating expenses for our subsidiary QIND in 2023, from $421,545 for the year ended December 31, 2022, to $2,704,320 for the year ended December 31, 2023. The increase in operating expenses for the year 2023 was mainly due to shares issued in QIND to our management in the amount of $2,233,000,

Non-Operating Income & Expense

We incurred Other Non-Operating Income for the group of $5,231 for the year ended December 31, 2023, compared to Other Non-Operating Income of $6,568,206 for the same period ended December 31, 2022, due to gain on purchase of 77,669,078 shares in WSFT now QIND on May 28, 2022, and gain on settlement & forgiveness of debt for $457,071.

The Other Non-Operating Income gain in both years has been recorded at fair market value at the grant date in accordance with ASC 718.

We incurred Non-Operating Expenses for the group of $4,793,155 for the year ended December 31, 2023, compared to Non-Operating expenses of $6,575,495 for the same period ended December 31, 2022. Such non-operating expenses comprise Finance Costs, loss on license agreements and commitment fees.

Net Income

We incurred net loss for the group of $2,316,756 for the year ended December 31, 2022, compared to a net loss of $10,503,508 for the same period ended December 31, 2023. There were no operations in our Industrial & Manufacturing division for the year 2022 and 2023 due to the cancellation of the agreement with Quality International on April 1, 2024. Our Subsidiary QIND acquired 51% interest in Al Shola Gas on March 23, 2024. Al Shola Gas had a positive Net Income for the year of 2023, of appx. of approximately $1,780,000 for the year 2023. The company and its subsidiary QIND will be consolidating Al Shola Gas into its financials from Q1 2024.

Divisional Income Statement

The Company is organized into two division based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s segments are as follows:

1.	Emergency Response

2.	Industrial & Manufacturing

All intersegment transactions have been eliminated in consolidation.

Emergency & Response Division	December 31, 2023	December 31, 2022
Revenue	6,586,037	5.610,749
Cost of Revenue	4,439.162	4,153,849
Gross Profit	2,146,875	1,456,900
Operating expenses	2,176,025	1,372,111
Profit from Operations	(29,150)	84,789
Non- Operating expenses	798,771	59,441
Non- Operating Income	1,691	325
Net Income Division	(826,231)	25,673

Our revenue increased to $6,586,037 in 2023 from $5,610,749 in 2022, constituting a 17.4% increase YoY. Gross profit percentage increased to 32.6% in 2023 from 26.0% in 2022. The focus for the year has been to drive high-margin orders and therefore increase our Gross Profit.

Operating expenses increased to $2,176,025 in 2023 from $1,372,111in 2022, primarily due to resource investments, product development, marketing, and employee-related costs and expenditure towards the strengthening and growth of our operating companies in this segment to increase both revenue and profitability in 2024 as well as longer-term growth. Due to the investments in our operations, we incurred a loss in profits from operations of $29,150 and had a gain of $84,789 in 2022

We have impaired our intangible assets and incurred non-operating expenses of $798,771 in 2023 (described in financial footnote 14), in order not to carry it forward in our subsidiary “SAML” in 2024. SAML acquired the assets of the Emergency & Response Division on February 27, 2024, and now functions as a Special Purpose Vehicle with the intent of uplisting to a National Exchange during 2024. Due to the investments in our operations which impaired our intangible assets, we incurred a loss in net profit of $826,231 compared to a gain of $25,673 in 2022.

For the coming year 2024, the Company will continue to allocate financial, technical and sales resources for recently acquired subsidiaries to positively impact their financial results through increased sales orders and efficiency. Allocated personnel will primarily focus on accelerating sales and marketing efforts, product development, international market expansion, optimizing of supply chain and production processes, overall increased profitability while continuing with the integration and optimization of current operating companies. With the group expansion and growth, we also intend to hire executives and personnel with specific industry experience and fields of expertise to streamline financial reporting, compliance, and Investor Relations and to improve our corporate governance.

Industrial & Manufacturing	December 31, 2023	Restated December 31, 2022
Revenue	0	0
Cost of Revenue	0	0
Gross Profit	0	0
Operating expenses	2,704,320	421,546
Profit from Operations	(2,704,320)	(421,546)
Non- Operating expenses	1,457,477	138,388
Non- Operating Income	0	457,071
Net Income Division	(4,161,797)	(102,863)

For our Industrial and Manufacturing Division, the Operating expenses increased to $2,704,320 for the year ended December 31, 2023, from $421,545 for the year ended December 31, 2022. Our operating expenses in 2023, were mainly the result of shares issued to our management and Chairman in QIND in the amount of $2,233,000, which resulted in the majority of our increased operating expenses. Our Subsidiary QIND acquired a 51% interest in Al Shola Gas on March 23, 2024, and will be consolidating the profitable operating company into the financials from Q1 2024. Al Shola Gas reported approximately $1.78M in Net Profit for the year 2023 with an increase of 62% from its 2022 Net profit. QIND is currently in the final stages of its discussions with a National Exchange listed company and as a result, the subsidiary intends to uplist to a National Exchange in the first half of 2024.

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are working capital, expansion of existing manufacturing facilities, product development and certification, new acquisitions and existing acquisition tranche payments, debt service payments and general corporate operational needs. Historically, these cash requirements have been met through cash provided by financing activities. The Company plan to file an S-1 registration statement to provide funding and satisfy our historical debt obligations including the settlement convertible notes and provide liquidity to satisfy our cash requirements for the next 12 months.

The Company’s current Debt Obligations (convertible note) are mentioned as below. However, historical Debt Obligation include Note Issued on February 4, 2022, to Discover Growth Fund amounting to $2,000,000. The Company signed a Forbearance Agreement with Discover Growth Fund on May 3, 2023, the agreement has been filed as an exhibit with this Form 10-K.

On April 1, 2024, ILUS entered into a consolidated note payable with a principal amount of $6,050,000 with RB Capital Inc. which amount represents the amount owed to Holder as of April 1, 2024. Repayable at any time and bears 7% interest rate per annum. The Company may repay the Holder in cash at any time in full including all interest and principal, without penalty. If the issuer pays the holder $650,000 in cash in a fiscal quarter the holder will not be permitted to carry out a conversion in that fiscal quarter, unless by mutual agreement. The note is convertible into common stock at the rate equal to variable conversion price as of 70% of lowest trading price during previous ten trading days.

The Company’s Debt Obligations (convertible note) as of this filing is mentioned as below.

Note owner	Date	Maturity Date	Amount $
Discover Growth Fund LLC	02/04/2022	11/01/2023	507,200
RB Capital Partners Inc.	05/27/2022	05/26/2024	70,620
RB Capital Partners Inc.	06/01/2022	05/31/2024	1,000,000
Twn Brooks Inc.	11/29/2023	05/29/2025	27,500
1800 Diagonal Lending LLC	12/01/2023	08/30/2024	65,759
AJB Capital Investment LLC	12/02/2023	05/01/2024	1,680,000
Twn Brooks Inc.	12/30/2023	06/29/2024	27,500
Twn Brooks Inc.	01/15/2024	07/15/2024	27,500
1800 Diagonal Lending LLC	01/17/2024	10/30/2024	48,120
Twn Brooks Inc.	01/23/2024	07/22/2024	25,000
RB Capital Partners Inc.	01/31/2024	01/25/2026	600,000
RB Capital Partners Inc.	04/01/2024	04/01/2026	6,450,750
Twn Brooks Inc.	04/15/2024	10/15/2024	55,000
TOTAL			10,584,949

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

Cash Flow Summary

The following table shows summary cash flows for fiscal years 2023 and 2022:

Figures in USD	Jan-Dec 2023	Restated Jan-Dec 2022
Net Cash (used in) provided by Operating Activities	1,476,623	(12,665,088)
Net Cash (used in) provided by Investing Activities	(5,787,434)	2,530,556
Net Cash (used in) provided by Financing Activities	4,354,611	10,118,137
Net Increase in Cash & Cash Equivalents	43,800	(7,395)
Net cash at the end of the year	213,073	176,273

Operating Cash Flows

Net cash used in operating activities for the fiscal year 2022 was $12.7 million, compared to net cash provided for operating activities in the year 2023 which was $1.5 million. The positive cash generation from operating activities for the fiscal year 2023 is a result of increase in net income and improved net working capital efficiency. There has been an increase in receivables as a result of higher volume along with an increase in Inventories to support production amid supply chain challenges; and also Trade accounts payable have been increased due to higher inventory purchases but are still less than the accounts receivable.

Investing Cash Flows

Investing activities provided cash of $2.5 million for acquisitions and the acquisition of non-current assets for the operations of the business in the fiscal year 2022. Investing activities used cash of $5.8 million for acquisitions in 2023. The amount of $5.5M corresponds to tranche payments to Quality International. The Company is in the process of unwinding the transaction.

Financing Cash flows

Cash provided by Financing activities for the fiscal year 2022, was $10.1 million, compared to net cash provided by financing activities in the year 2023 of $4.4 million. This is a result of funds raised through convertible notes.

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

Over the next twelve months management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when require, will be available.

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. On December 31, 2023, we performed a goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted on December 31, 2023. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that any other new accounting pronouncements have been issued that might have a material impact on its financial position or results of operations.

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

As required by SEC Rule 15d-15, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages and positions of our current directors and executive officers.

Name	Current Age	Position
Nicolas Link	43	Executive Chairman of the Board
John-Paul Backwell	43	Managing Director
Krishnan Krishnamoorthy	58	Chief Financial Officer
Carsten Kjems Falk	49	Chief Commercial Officer
Louise Bennett	53	Chief Operational Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Nicolas Link (Chief Executive Officer, Chairman and Directors)

Mr. Link is a serial Entrepreneur. He has started, grown, and exited multiple companies in the UK, Dubai, China, Poland & South Africa.

Mr. Link joined the Company on January 14, 2021, as our CEO and Chairman of the Board of Directors. From May 28, 2022, Mr. Mr. Link holds the position as Chairman of the Board of Directors at Quality Industrial Corp. “QIND” a Subsidiary of the Company. From April 8, 2022, Mr. Link holds the position as Chairman of the Board of Directors at Dear Cashmere Holding Co. (Swifty Global) “DRCR”. From November 1, 2014, Mr. Link holds the position as CEO and Chairman of the Board of Directors at Firebug Mechanical Equipment, an operating company. On December 7, 2022, Mr. Link was appointed as CEO and Chairman of the Board of Directors for CGrowth Capital, Inc (CGRA). From January 5, 2024, Mr. Link holds the position as Chairman of the Board of Directors at Samsara Luggage Inc. “SAML”.

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

John-Paul Backwell (Managing Director)

Mr. Backwell joined the Company on July 1, 2021, as our Managing Director. From May 28, 2022, Mr. Backwell was appointed as Chief Commercial Officer at Quality Industrial Corp. “QIND”, a Subsidiary of the Company. On October 21, 2022, Mr. Backwell resigned as CCO of Quality Industrial Corp. and was appointed as Chief Executive Officer of Quality Industrial Corp. From February 1, 2022, Mr. Backwell also holds the position as Director at Emergency Response Technologies. a Subsidiary of the Company. From November 1, 2014, Mr. Backwell has held the position of Director at FB Fire Technologies, an operating Company. From January 5, 2024, Mr. Link holds the position as Director and CEO at Samsara Luggage Inc. “SAML”.

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

Mrs. Bennett possesses more than 25 years’ experience in senior operational management of global engineering, manufacturing, and distribution businesses.

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

For the fiscal year ending December 31, 2023, and 2022, the board of directors:

Reviewed and discussed the audited financial statements with management and reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2023, and 2022, to be included in this Registration Statement on Form 10-K filed with the Securities and Exchange Commission.

Code of Ethics & Insider Trading Policy

We have adopted a Code of Ethics and Insider Trading Policy which applies to our executive officers, directors and employees, a copy of our code of ethics is filed as Exhibit to this Form 10-K.

Director Independence

We use the definition of “independence” by the NYSE to make the following determination. In making the determination of whether a member of the board is independent, our board also considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. Under such definitions, we do not have any independent directors. We intend to appoint independent directors to serve on the above committees, with three of the independent directors serving as chair of the three respective committees (Audit, Compensation & Nominating Committee).

Conflicts of Interest

Our key management and board are also represented on the management and board of QIND, our subsidiary and our Chairman and CEO Nicolas Link is also the Chairman of the Board of Directors of Dear Cashmere Holding Co. and the Chairman of the Board of Directors of CGrowth Capital, Inc. and Chairman of the Board of Directors of Samsara Luggage (“SAML”) where he also holds the voting control. As a result, at certain points in time, these jointly represented companies may have members of key management and board concentrate their efforts on transactions that focus on one company over the other, which collectively would not amount to work for our company on a full-time basis. Dear Cashmere Holding Co. and CGrowth Capital, Inc. are however not affiliated with ILUS or any of its subsidiaries and each public company are independently responsible for its own funding. We estimate that our key management will spend an average of 20% of their time on the company’s Subsidiary QIND and 80% on the parent company ILUS and SAML. This and other conflicts of interest may arise between us and our officers and director in that they have other business interests currently, with respect to ILUS, and in the future to which they devote their attention, such as in the case of acquisitions, and they may be expected to continue to do so although management time must also be devoted to our business. These competing interests could disrupt focus of our key management and board. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with each officer or director’s understanding of his or her fiduciary duties to our company.

Currently we have only four officers and one director. We will seek to add additional officers and/or directors with industry experience and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such appointments.

In an effort to resolve such potential conflicts of interest as between ILUS, SAML and QIND, our officers and director have agreed that any opportunities that they are aware of independently or directly through their association with us would be presented by them solely to ILUS, before determining whether to include the opportunities in QIND or SAML.

In general, our officers and director are required to present business opportunities to ILUS, which may include QIND or SAML, if:

●	ILUS could financially undertake the opportunity through SAML or QIND; and

●	the opportunity is aligned with the Industrial business of QIND.

●	the opportunity is aligned with the Emergency Response business of SAML.

Potential investors should also be aware of the following potential conflicts of interest:

None of our officers or directors is required to commit his or her full time to our company and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

In the course of their other business activities, our officers and our sole director may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated.

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to the combination.

Below is a table summarizing the entities to which our executive officers and director currently have fiduciary duties or contractual obligations:

Individual (1)	Entity(2)	Affiliation
Nicolas Link	ILUS QIND DRCR CGRA SAML	Director & CEO Director Director Director Director
John-Paul Backwell	ILUS QIND SAML	Managing Director CEO Director & CEO
Louise Bennett	ILUS QIND	COO COO
Krishnan Krishnamoorthy	ILUS QIND	CFO CFO
Carsten Kjems Falk	ILUS QIND	CCO CCO

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names. Each of our Officers only have employment in our Company and our Subsidiaries QIND and SAML.

(2)	Each of the entities listed by trading symbol in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective. We are at risk that our officers and directors will favor their other business interest over the needs of our company. These competing business interests could interfere with our ability to successfully implement our business plan.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officers paid by us during the years ended December 31, 2023, and 2022.

2023 & 2022 Summary Compensation Table

	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non- Qualified Deferred Compensation Earnings $	All Other Compensation $	Totals $
Nicolas Link	2023	123,840	—	—	—	—	—	—	123,840
	2022	123,840	—	1,955,000	—	—	—	—	2,078,840
John-Paul Backwell**	2023	133,875	—	429,000	—	—	—	—	562,875
	2022	133,875	—	—	—	—	—	—	133,875
Louise Bennett**	2023	79,050	—		—	—	—	—	79,050
	2022	79,050	—	—	—	—	—	—	79,050
Krishna Krishnamoorthy*	2023	130,000	—	—	—	—	—	—	130,000
	2022	117,180	—	273,700	—	—	—	—	390,880
Carsten Falk*	2023	90,000	—	—	—	—	—	—	90,000
	2022	52,500	—	195,500	—	—	—	—	248,000

*	Salary paid to Mr. Moorthy and Mr. Falk has been considered from their date of employment with the company as CFO and CCO respectively. Mr. Falk’ salary is paid through ILUS’ Subsidiary QIND.

**	Stock awards issued to John-Paul Backwell and Louise Bennett in the year 2021 were partially cancelled on December 5, 2022. Stock Awards in 2021, displays the shares held by each officer as of December 31, 2022. Excludes 10,000,000 common shares to our officers and director pursuant to their employee contracts with a grant-date and fair value of the award as of June 1, 2022, at $0.0721 issued on May 4, 2023, and 5,600,000 common shares to our officers and director pursuant to their employee contracts with a grant-date and fair value of the award as of September 15, 2023, of $0.27. See narrative disclosure for equity break-down.

Stock-awards to executives are in compliance with ASC 718 and recognized in the consolidated statement of operations based on their fair values at the date of grant. Par value deemed as fair value for 2021 audited financials.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Officers and Directors of the Company have an employee agreement with the parent Company. The agreements also govern their employment in the majority owned subsidiary Quality Industrial Corp. All salaries are paid by ILUS, and stock-based compensation is as a combination from both companies. We estimate that our key management will spend an average of 80% of their time on the Company and 20% of the time on the subsidiary company QIND. The executive’s short term incentive program reflects this time allocation in the Company and its subsidiary.

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

Mr. Link is eligible for the Company Officer’s Short Term Incentive Programme (STIP), a Performance Based Target opportunity. Mr. Links target opportunity equals 5,000,000 common shares in the company and 1,000,000 common shares in the subsidiary Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Board of Directors and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors will after the annual result discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

If the company or any of its subsidiaries should up list to a National Exchange through an initial public offering (IPO) the Chief Executive Officer is entitled to an appropriate market based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with a revised appropriate Short Term Incentive Programme (STIP), shares in an up list or IPO of the company or its subsidiaries, all subject to approval by the Board of Directors.

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

If the Chief Executive Officer’s employment is terminated by the Company for Cause, or if his employment with the Company ends due to death, “permanent and total disability”, or due to a voluntary termination of employment by The Chief Executive Officer without Good Reason, then The Chief Executive Officer shall only be entitled to any earned but unpaid compensation as well as any other amounts or benefits owing to The Chief Executive Officer under the terms of any employee benefit plan of the Company.

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

John-Paul Backwell (Managing Director)

The company entered into an employment agreement with Mr. Backwell on July 1, 2021, in his capacity as Managing Director. Pursuant to the agreement, the company agreed to pay Mr. Backwell a salary of $133,875 per annum. Mr. Backwell was issued 1,050,000 Preferred F Shares in September 2021. In accordance with his amended employee agreement signed on June 30, 2022, Mr. Backwell had 800,000 preferred F Shares cancelled on December 8, 2022, and currently holds 250,000 shares of Class F Shares convertible into 25,000,000 common shares in Ilustrato Pictures International Inc. In accordance with his amended employee agreement, Mr. Backwell will be issued 2,250,000 QIND common shares in 2023. Lock-up of the shares will be under rule 144. If Mr. Backwell should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr. Backwell can sell 25% of any remain shares per quarter. The company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares.

Mr. Backwell is eligible for the Company Officer’s Short Term Incentive Programme (STIP), a Performance Based Target opportunity. Mr. Backwell’s target opportunity equals 5,000,000 common shares in the company and 1,000,000 common shares in the subsidiary Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Board of Directors and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors will after the annual result discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

If the company or any of its subsidiaries should up list to a National Exchange through an initial public offering (IPO) the Managing Director is entitled to an appropriate market based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with a revised appropriate Short Term Incentive Programme (STIP), shares in an up list or IPO of the company or its subsidiaries, all subject to approval by the Board of Directors.

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

If the Managing Director’s employment with the Company is terminated by the Company in connection with a non-renewal of the Agreement without Cause or for reasons other than Cause, death, “permanent and total disability” or is voluntarily terminated by The Officer for Good Reason, then The Officer shall be entitled to the Severance Benefits as well as his Accrued Benefits. In the event the Director becomes entitled to receive severance benefits the Company shall pay and provide for a period of 3 months after the Date of Termination, the Director’s then current base salary per month, a pro rata portion of any annual bonus that the Director would have been entitled to receive.

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

Mrs. Bennett is eligible for the Company Officer’s Short Term Incentive Programme (STIP), a Performance Based Target opportunity. Mrs. Bennett’s target opportunity equals 2,500,000 common shares in the company and 250,000 common shares in the subsidiary Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Board of Directors and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors will after the annual result discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

If the company or any of its subsidiaries should up list to a National Exchange through an initial public offering (IPO) the Chief Operations Officer is entitled to an appropriate market based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with a revised appropriate Short Term Incentive Programme (STIP), shares in an up list or IPO of the company or its subsidiaries, all subject to approval by the Board of Directors.

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

Mr. Krishnamoorthy is eligible for the Company Officer’s Short Term Incentive Programme (STIP), a Performance Based Target opportunity. Mr. Krishnamoorthy ’s target opportunity equals 2,500,000 common shares in the company and 250,000 common shares in the subsidiary Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Board of Directors and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors will after the annual result discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

If the company or any of its subsidiaries should up list to a National Exchange through an initial public offering (IPO), the Chief Financial Officer is entitled to an appropriate market-based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with a revised appropriate Short Term Incentive Programme (STIP), all subject to approval by the Board of Directors.

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

Mr. Falk is eligible for the Company Officer’s Short Term Incentive Programme (STIP), a Performance Based Target opportunity. Mr. Falk’s target opportunity equals 3,500,000 common shares in the company and 250,000 common shares in the subsidiary Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). Any bonus compensation will be pro-rated according to the start date of the Officer. The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Chairman of the board and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors will after the annual result discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

If the company or any of its subsidiaries should up list to a National Exchange through an initial public offering (IPO) the Chief Commercial Officer is entitled to an appropriate market-based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with a revised appropriate Short Term Incentive Programme (STIP), all subject to approval by the Board of Directors.

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

If the Chief Commercial Officer’s employment is terminated by the Company for Cause, or if his employment with the Company ends due to death, “permanent and total disability”, or due to a voluntary non-renewal of this Agreement by the Company or due to a voluntary termination of employment by The Chief Commercial Officer without Good Reason, then The Chief Commercial Officer shall only be entitled to any earned but unpaid compensation as well as any other amounts or benefits owing to The Chief Commercial Officer under the terms of any employee benefit plan of the Company.

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

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for our Director or executive officers other than described in the individual contracts.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors determines executive compensation.

Director Independence

The Board of Directors is currently composed of Two members, which are Nicolas Link and John-Paul Backwell. Aside from them, no director qualifies as independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2023.

DIRECTOR COMPENSATION

Name	Fees Earned. or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nicholas Link	109,000	-	-	-	-	-	109,000

Narrative Disclosure to the Director Compensation Table

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock as of March 31, 2023, for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent (5%) of our capital stock. All addresses are 26 Broadway, Suite 934, New York, NY 10004 unless otherwise indicated.

Name & Address	Common Stock			Class A Preferred Stock		Class B Preferred Stock		Class D Preferred Stock		Class E Preferred Stock		Class F Preferred Stock
of Beneficial Owner	No. of shares Owned		Percent of Class	No. of shares Owned	Percent of Class	No. of shares Owned	Percent of Class	No. of shares Owned	Percent of Class	No. of shares Owned	Percent of Class	No. of shares Owned	Percent of Class
FB Technologies Global, Inc, - Nicolas Link, Dubai, U.A.E.[2]	10,000,000	[3]	0.5%	10,000,000	100%	3,560,000	88%	60,741,000	100%	-	-	250,000	14.2%
Krishnan Krishnamoorthy, Dubai, U.A.E.	-		-	-	-	-	-	-	-	-	-	35,000	2.0%
Carsten Kjems Falk, Frederiksberg, Denmark	-		-	-	-	-	-	-	-	-	-	25,000	1.4%
Louise Bennett, Doncaster, United Kingdom	-		-	-	-	-	-	-	-	-	-	200,000	11.4%
John-Paul Backwell, Cheshire, United Kingdom	-		-	-	-	-	-	-	-	-	-	200,000	11.4%
All Directors and Executive Officers as a Group (5 persons) and 5% Holders	10,000,000		0.5%	10,000,000	100%	3,560,000	88%	60,741,000	100%	-	-	760,000	46.5%

(1)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

(2)	The percentage is based on 1,864,531,857 shares of common stock outstanding, 10,000,000 shares of Class A Preferred Stock outstanding, 4,064,000 shares of Class B Preferred Stock outstanding, 60,741,000 shares of Class D Preferred Stock outstanding, 3,172,175 shares of Class E Preferred Stock outstanding, and 1,755,750 shares of Class F Preferred stock outstanding, as of March 31, 2024.

(3)

Includes 10,000,000 common shares held by FB Technologies Global, Inc. in which Mr. Link has voting and dispositive control, 10,000,000 shares of Class A Preferred Stock held by FB Technologies Global, Inc. in which Mr. Link has voting and dispositive control that converts into 30,000,000 shares of common stock and 3,560,000 shares of Class B Preferred Stock held by FB Technologies Global, Inc. in which Mr. Link has voting and dispositive control that converts into 356,000,000 shares of common stock and 60,741,000 shares of Class D Preferred Stock held by FB Technologies Global, Inc. in which Mr. Link has voting and dispositive control that convert into 30,370,500,000 shares of common stock and 250,000 shares of Class F Preferred Stock in which Mr. Link has voting and dispositive control that converts into 25,000,000 shares of common stock.

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

The Company issued 75,000 preferred class F shares to Daniel Link as staff compensation for an aggregate price of $586,500 on December 5, 2022. Daniel Link and Nicolas Link are siblings. Daniel Link was employed in Firebug UK from 2014 until February 28, 2022, thereafter he was employed in Replay Solutions which was incorporated by ILUS on March 1, 2022.

FB Technologies Global, Inc. is wholly owned by Nicolas Link. FB Technologies Global, Inc. On May 10, 2020, FB Technologies Global, Inc., wholly owned by Nicolas Link, acquired shares of ILUS stock, consisting of 10,000,000 Pref A Shares, 60,741,000 Pref D shares and 360,000,000 common shares, from the prior CEO, Larson Elmore, for an aggregate purchase price of $140,000.

The company received 10,000,000 shares of Common stock in Dear Cashmere Holding Co on May 21, 2021, as compensation for services provided to DRCR such as but not limited to, free rent in offices at Al Marsa Street 66, 11th Floor, Office 1105, Dubai, free use of in-house accounting, IT, and legal teams from 2021 until December 31, 2023. The shares were discretionary awarded and recorded at fair market value of $1.20 with a grant date as of May 21, 2021, in accordance with ASC 718 and issued by, Chairman, Nicolas Link and CEO, James Gibbons, of DRCR.

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

Without limiting the application of the foregoing, our board of directors may adopt bylaws from time to time with respect to indemnification, to provide at all times the fullest indemnification permitted by the laws of the State of Nevada, and may cause us to purchase and maintain insurance on behalf of any person who is or was our director or officer, or is or was serving at our request as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust, or other enterprise against any liability asserted against such person and incurred in any such capacity or arising out of such status, whether or not we would have the power to indemnify such person. The indemnification provided shall continue as to a person who has ceased to be a director, officer, employee, or agent, and shall inure to the benefit of the heirs, executors, and administrators of such person.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

We have not entered into any agreements with our directors and executive officers that require us to indemnify these persons against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred (including expenses of a derivative action) in connection with any proceeding, whether actual or threatened, to which any such person may be made a party by reason of the fact that the person is or was our director or officer or any of our affiliated enterprises.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed to our company for the years ended December 31, 2023, and 2022, for professional services rendered by our independent registered public accounting firm Pipara & Co LLP:

Fees	2023	2022
Audit Fees	$25,500	$19,500
Audit-Related Fees
Tax Fees
All Other Fees
Total	$25,500	$19,500

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2023 and 2022 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2023, and 2022, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during 2023, and 2022, fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

We have filed the exhibits listed on the accompanying Exhibit Index of this Form 10-K and below in this Item 15:

(a)	Financial Statements

(b)	Exhibits required by Item 601 of Regulation S-K.

On April 1, 2024, after several failed effort negotiations, with the purpose of restructuring the deal and obtaining information from the selling shareholders of Quality International, the QI Purchase Agreement with Quality International was terminated by Quality International and subsequently cancelled by the Board of Directors of Quality Industrial Corp. The Company is in the process of unwinding the transaction and this Form 10-K amends the Annual Report on Form 10-K of Ilustrato Pictures International Inc. for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 10, 2023.

We are filing this Form 10-K to restate our financial statements as of December 31, 2022, that were previously reported on the Original Filing and subsequent amendments. The following items have been amended to reflect the restatements:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part IV, Item 15. Financial Statement Schedules and Footnotes

In addition, the Company’s Auditor has provided a new Audit Report as of the date of this filing in connection with this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ilustrato Pictures International, Inc.(ILUS)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ilustrato Pictures International, Inc. (the Company) (“Ilus”) as of December 31, 2023, and 2022, the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “Consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Al Shola Al Modea Safety & Security L.L.C, a majority- owned subsidiary, which statements reflect total assets and revenues constituting 0.78 percent and 30.28 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Al Shola Al Modea Safety & Security L.L.C, is based solely on the report of the other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

New York Office: 1270, Ave of Americas, Rockfeller Center, FL7, New York – 10020, USA	Corporate Office: “Pipara Corporate House” Near Bandhan Bank Ltd., Netaji Marg, Law Garden, Ahmedabad - 380006	Mumbai Office: #3, 13th floor, Tradelink, ‘E’ Wing, A - Block, Kamala Mills, Senapati Bapat Marg, Lower Parel, Mumbai - 400013	Delhi Office: 1602, Ambadeep Building, KG Marg, Connaught Place New Delhi- 110001	Contact: T: +1 (646) 387 - 2034 F: 91 79 40 370376 E: usa@pipara.com naman@pipara.com

Company’s Ability to Continue as a Going Concern

The Company suffered losses from operations in CY 2023, and CY 2022, and has a net capital deficiency in the period ended December 31, 2023, and 2022 that raises substantial doubt about its ability to continue as a going concern. As discussed in Note 18 to the financial statements, the accompanying financial statements have been prepared on a going-concern basis. Management’s plans in regard to these matters are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Restatement of the Financial Statement of the Company

Description of the Matter

As discussed in Note 1 to the financial statements, On January 18, 2023, Quality Industrial Corp. (a majority-owned subsidiary of ILUS), entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders of Quality International Co. Ltd FZC (“Quality International”), a company headquartered in the United Arab Emirates. This binding agreement entailed acquisition of 52% stake in Quality International Co. Ltd FZC by the company viz Quality Industrial Corp. However, on April 01, 2024, the “Purchase Agreement” was cancelled by the Board of Directors of Quality Industrial Corp. and the shareholders of Quality International Co. Ltd FZC. Consequently, Quality Industrial Corp. was required to remove the portion of such step-down subsidiary from its financial statements to reflect the cancellation of the purchase agreement and the removal of Quality International’s financial figures.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter - we conducted a review of the cancellation of the Purchase Agreement. We examined the Form 8-K filing informing the cancellation and audited the removal of Quality International Co. Ltd FZC financial figures from Quality Industrial Corp.’s financial statements & an audit to determine if any liabilities arising from this transaction were appropriately recorded on the financial statements.

For, Pipara & Co LLP (6841)

We have served as the Company’s auditor since 2022

Place: Ahmedabad, India

Date: May 01, 2024

New York Office: 1270, Ave of Americas, Rockfeller Center, FL7, New York – 10020, USA	Corporate Office: “Pipara Corporate House” Near Bandhan Bank Ltd., Netaji Marg, Law Garden, Ahmedabad - 380006	Mumbai Office: #3, 13th floor, Tradelink, ‘E’ Wing, A - Block, Kamala Mills, Senapati Bapat Marg, Lower Parel, Mumbai - 400013	Delhi Office: 1602, Ambadeep Building, KG Marg, Connaught Place New Delhi- 110001	Contact: T: +1 (646) 387 - 2034 F: 91 79 40 370376 E: usa@pipara.com naman@pipara.com

ILUSTRATO PICTURES INTERNATIONAL INC.

RESTATED CONSOLIDATED BALANCE SHEETS

(AUDITED)

		Dec 31, 2023	Restated Dec 31, 2022	Dec 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	3	213,073	169,273	1,478,702
Accounts Receivables		22,825,113	22,855,201	60,690,812
Inventory		965,135	675,231	1,877,905
Inventory (work-in-progress)	2	647,665	647,667	58,081,202
Other Current Assets	4	5,451,159	3,249,793	17,062,388
Total Current Assets		30,102,145	27,597,165	139,191,009
Other Assets	5	23,639,209	17,871,630	16,871,631
Right of use of asset				11,906,654
Goodwill		8,606,289	7,998,381	61,807,163
Tangible Assets	6	139,523	220,825	21,017,415
Intangible Assets	7		623,592	623,592
Total Non-Current Assets		32,385,021	26,714,428	112,226,455
Total Assets		62,487,166	54,311,593	251,417,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account Payable		9,891,505	8,824,654	52,141,842
Current lease liability			—	836,382
Other Current liabilities	8	8,825,966	1,648,961	102,059,820
Total Current Liabilities		18,717,471	10,473,615	155,038,044
Non-current liabilities	9
Notes Payable		11,740,619	10,550,000	10,550,000
Non-current lease liability				13,696,729
Other non- current liabilities		2,121,455	1,683,608	16,015,558
Total Non-Current Liabilities		13,862,074	12,233,608	40,262,287
Total Liabilities		32,579,545	22,707,223	195,300,331
Stockholders’ Equity
Common Stock: 2,000,000,000 shares authorized, $0.001 par value, 1,720,182,651 and 1,355,230,699 issued and outstanding as of December 31, 2023, and 2022, respectively	10	1,720,183	1,355,231	1,355,231
Preferred Stock: 235,741,000 authorized, $0.001 par value,	10
Class A - 10,000,000 authorized; 10,000,000 issued and outstanding as of December 31, 2023, and 2022, respectively		10,000	10,000	10,000
Class B - 100,000,000 authorized; 3,400,000 and 2,200,000 issued and outstanding as of December 31, 2023, and 2022, respectively		4,064	3,400	3,400
Class C - 10,000,000 authorized; 0 issued and outstanding		—	—	—
Class D - 60,741,000 authorized; 60,741,000 issued and outstanding as of December 31, 2023, and 2022, respectively		60,741	60,741	60,741
Class E - 5,000,000 authorized; 3,172,175 issued and outstanding as of December 31, 2023, and 2022, respectively		3,172	3,172	3,172
Class F - 50,000,000 authorized, 1,618,250 and 1,633,250 issued and outstanding as of December 31, 2023, and 2022, respectively		1,618	1,633	1,633
Additional Paid-in-capital		24,521,777	21,474,067	21,474,067
Other Comprehensive Income			(20,666)	(20,666)
Non-controlling Interest		3,686,358	(68,034)	24,386,712
Retained Earnings		(100,292)	8,764,160	8,842,843
Total Stockholders’ Equity	11	29,987,621	31,604,370	56,117,134

Total Liabilities and Stockholders’ Equity		62,487,166	54,311,593	251,417,463

The accompanying notes are an integral part of these audited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

RESTATED CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)

		December 31, 2023	Restated December 31, 2022	December 31, 2022
NET REVENUE		6,586,037	12,740,458	78,344,131

COST OF REVENUE		4,438,478	6,051,717	49,983,258

GROSS PROFIT		2,146,875	6,668,741	28,360,873
Operating Expenses
General, Selling & Administrative Expenses	12	7,963,170	8,998,208	20,047,791
Total Operating Expense		7,943,270	8,998,208	20,047,791
PROFIT/ LOSS FROM OPERATIONS		(5,816,395)	(2,309,467)	8,313,082
Non- Operating Expenses	13	4,793,155	6,575,495	10,584,845
Non-Operating Income		5,231	6,568,206	6,831,138
NET PROFIT/ LOSS	14	(10,604,219)	(2,316,756)	4,559,375

Basic EPS		(0.01)	(0.00)	0.00
Diluted EPS		(0.00)	(0.00)	0.00
Weighted average shares outstanding		1,720,182,651	1,355,230,699	1,355,230,699

The accompanying notes are an integral part of these audited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AUDITED)

FOR THE YEAR ENDED DECEMBER 31, 2023

	Common Stock		Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class D		Preferred Stock - Class E		Preferred Stock - Class F		Minority	Additional Paid in	Accumulated	Total Stock Holders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Interest	Capital	Deficit	Equity
Balance Dec 31, 2022	1,355,230,699	1,355,231	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,633,250	1,633	(68,034)	21,474,067	8,764,160	31,604,370
Shares issued	348,894,370	348,894												1,761,816	-	2,110,710
Common stock converted into Preferred B	(66,440,000)	(66,400)			664,000	664										65,776
Preferred Stock Converted to Common Stock	10,000,000	10,000									(150,000)	(150)				9,850
Convertible notes converted to common stock	53,125,000	53,125												478,125		531,250
Common stock issued against Services	21,665,710	21,666												470,146		491,812
Common stock issued for Cash	37,081,872	37,082												322,918		360,000
Common stock issued as commitment shares	625,000	625	-	-	-	-	-	-	-	-	426,500	427		12,500	-	13,125
Changes in Retained Earnings															1,672,111	1,672,111
Preferred Stock class F issued	-	-	-	-							135,000)	135		2,205		2,340
Common stock cancelled	(40,000,000)	(40,000)													40,000	0
Other Comprehensive Income															27,656	27,656
Net Income															(10,674,219)	(10,674,219)
Minority Interest													3,686,800			3,686,800
Balance December 31, 2023	1,720,182,651	1,722,223	10,000,000	10,000	4,064,000	4,064	60,741,000	60,741	3,172,175	3,172	1,618,250	1,638	3,618,765	24,521,777	(100,292)	29,987,621

FOR THE YEAR ENDED DECEMBER 31, 2022

	Common Stock		Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class D		Preferred Stock - Class E		Preferred Stock - Class F		Minority	Additional Paid in	Accumulated	Total Stock Holders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Interest	Capital	Deficit	Equity
Balance Dec 31, 2021	1,243,530,699	1,243,531	10,000,000	10,000	2,200,000	2,200	60,741,000	60,741	3,172,175	3,172	5,800,000	5,800		3,664,118	13,081,367	18,070,929
Shares issued	163,700,000	163,700												12,612,246	-	12,775,946
Common stock converted into Preferred B	(120,000,000)	(120,000)			1,200,000	1,200										(118,800)
Preferred Stock Converted to Common Stock	25,000,000	25,000									(243,250)	(243)				24,757
Convertible notes converted to common stock	53,000,000	53,000														53,000
Changes in Add Capital														13,197,177		13,197,177
Changes in Retained Earnings															(1,921,768)	(1,921,768)
Preferred Stock issued	-	-	-	-	-	-	-	-	-	-	426,500	427		3,425,292	-	3,425,718
Common stock cancelled	(10,000,000)	(10,000)													-	(10,000)
Preferred stock cancelled	-	-	-	-							(4,350,000)	(4,350)		(11,424,766)		(11,429,116)
Other Comprehensive Income															(20,666)	(20,666)
Minority Interest													(68,034)			(68,034)
Net Income															(2,316,756)	(2,316,756)
Balance December 31, 2022	1,355,230,699	1,355,231	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,633,250	1,633	(68,034)	21,474,067	8,764,160	31,604,370

The accompanying notes are an integral part of these audited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	Dec 31, 2023	Restated Dec 31, 2022	Dec 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss/ Profit	(10,604,219)	(2,316,756)	4,559,375
Adjustment to reconcile net gain (loss) to net cash
Non-Cash Stock Compensation Expense	2,241,108	3,319,150	3,319,150
Premium on Investment		(6,111,135)	(6,111,135)
Gain on settlement of Debt		(457,071)	(457,071)
Loss on license agreement		104,550	104,550
Depreciation Expense	101,157	97,010	2,356,255
Stock issued for Services	491,812
Impairment loss	693,351
Commitment fees	2,028,567	5,200,000	5,200,000
Finance cost	596,143	484,346	3,838,336
Discount on Convertible Notes	254,770	324,166	324,166
Interest on convertible notes			516,200
Changes in Assets and Liabilities, net
Other Current Assets	(2,461,180)	(13,678,271)	(24,384,071)
Other Current Liabilities	8,135,144	348,923	16,625,864

Net cash (used in) provided by operating activities	1,476,623	(12,665,088)	5,891,619

CASH FLOWS FROM INVESTING ACTIVITIES
Addition of Fixed Assets	(19,855)	(16,514)	(758,478)
Investment in subsidiaries	(5,767,579)	2,556,070	(2,481,000)
Changes in Non- Current Liabilities		—	—
Investment in Dear Cashmere Holding Co.		—	—
Net cash (used In) provided by investing activities	(5,787,434)	2,539,556	(3,239,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Fund raised through notes	3,870,111	9,701,162	9,550,000
Common Stock issued	510,000	416,975	—
Preferred Stock Issued		—	—
Transfer of Preferred Stock		—	—
Finance cost	(25,000)	—	(3,838,336)

Proceeds/repayment of bank Borrowings		—	(5,154,933)

Payment of lease liabilities		—	(1,906,838)
Net cash (used in) provided by financing activities		10,118,137	(1,350,107)

Net change in cash, cash equivalents and restricted cash	43,800	(7,395)	1,302,034
Cash, cash equivalents and restricted cash, beginning of the year	169,273	176,668	176,668
Cash, cash equivalents and restricted cash, end of the year	213,073	169,273	1,478,702

The accompanying notes are an integral part of these audited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

Notes to Financial Statements
Year Ended December 31, 2023

NOTE 1: RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2024, the Agreement with Quality International was cancelled by the Board of Directors of Quality Industrial Corp. The Company is currently unwinding the transaction and this Form 10-K amends the Annual Report on Form 10-K of Ilustrato Pictures International Inc. for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 10, 2023.

We are filing this Form 10-K to restate our financial statements as of December 31, 2022, that were previously reported on the Original Filing and subsequent amendments. The following items have been amended to reflect the restatements:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part IV, Item 15. Financial Statement Schedules and Footnotes

In addition, the Company’s Auditor has provided a new Audit Report as of the date of this filing in connection with this Form 10-K.

ILUSTRATO PICTURES INTERNATIONAL INC.

RESTATED CONSOLIDATED BALANCE SHEETS

(AUDITED)

	For the Year Ended December 31, 2022
	As filed	Restated adjustment	As Restated
ASSETS
Current Assets
Cash and Cash Equivalents	1,478,702	(1,302,034)	176,668
Accounts Receivables	60,690,812	(37,835,611)	22,855,201
Inventory	1,877,905	(1,202,674)	675,231
Inventory (work-in-progress)	58,081,202	(57,433,535)	647,667
Other Current Assets	17,062,388	(13,812,595)	3,249,793
Total Current Assets	139,191,009	(111,593,844)	27,597,165
Other Assets	16,871,631	999,999	17,871,630
Right of use of asset	11,906,654	(11,906,654)
Goodwill	61,807,163	(53,808,782)	7,998,381
Tangible Assets	21,017,415	(20,796,590)	220,825
Intangible Assets	623,592		623,592
Total Non-Current Assets	112,226,455	(86,512,027)	26,714,428
Total Assets	251,417,464	(197,024,195)	54,311,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account Payable	52,141,842	(43,317,188)	8,824,654
Current lease liability	836,382	(836,382)	-
Other Current liabilities	102,059,820	(100,410,859)	1,648,961
Total Current Liabilities	155,038,044	(144,564,429)	10,473,615
Non-current liabilities
Notes Payable	10,550,000		10,550,000
Non-current lease liability	13,696,729	(13,696,729)
Other non- current liabilities	16,015,558	(14,331,958)	1,683,608
Total Non-Current Liabilities	40,262,287	(28,028,679)	12,233,608
Total Liabilities	195,300,331	(172,593,108)	22,707,223
Stockholders’ Equity
Common Stock: 2,000,000,000 shares authorized, $0.001 par value, 1,720,182,651 and 1,355,230,699 issued and outstanding as of December 31, 2023, and 2022, respectively.	1,355,231		1,355,231
Preferred Stock: 235,741,000 authorized, $0.001 par value,
Class A - 10,000,000 authorized; 10,000,000 issued and outstanding as of December 31, 2023, and 2022, respectively	10,000		10,000
Class B - 100,000,000 authorized; 3,400,000 and 2,200,000 issued and outstanding as of December 31, 2023, and 2022, respectively	3,400		3,400
Class C - 10,000,000 authorized; 0 issued and outstanding	—		—
Class D - 60,741,000 authorized; 60,741,000 issued and outstanding as of December 31, 2023, and 2022, respectively	60,741		60,741
Class E - 5,000,000 authorized; 3,172,175 issued and outstanding as of December 31, 2023, and 2022, respectively	3,172		3,172
Class F - 50,000,000 authorized, 1,618,250 and 1,633,250 issued and outstanding as of December 31, 2023, and 2022, respectively	1,633		1,633
Additional Paid-in-capital	21,474,067		21,474,067
Other Comprehensive Income	(20,666)	20,666
Non-controlling Interest	24,386,712	(24,454,746)	(68,034)
Retained Earnings	8,842,843	2,992	8,764,160
Total Stockholders’ Equity	56,117,134	(24,431,089)	31,604,370

Total Liabilities and Stockholders’ Equity	251,417,463	(197,024,195)	54,311,593

ILUSTRATO PICTURES INTERNATIONAL INC.

RESTATED CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)

	For the Year Ended December 31, 2022
	As filed	Restated adjustments	As Restated
NET REVENUE	78,344,131	(65,603,673)	12,740,458

COST OF REVENUE	49,983,258	(37,242,800)	6,051,717

GROSS PROFIT	28,360,873	(21,672,132)	6,668,741
Operating Expenses
General, Selling & Administrative Expenses	20,047,791	(11,049,583)	8,998,208
Total Operating Expense	20,047,791	(11,049,583)	8,998,208
PROFIT/ LOSS FROM OPERATIONS	8,313,082	(10,622,549)	(2,309,467)
Non- Operating Expenses	10,584,845	(4,009,350)	6,575,495
Non-Operating Income	6,831,138	(262,932)	6,568,206
NET PROFIT/ LOSS	4,559,375	(6,876,131)	(2,316,756)

Basic EPS	0.00	(0.00)	(0.00)
Diluted EPS	0.00	(0.00)	(0.00)
Weighted average shares outstanding	1,355,230,699	1,355,230,699	1,355,230,699

NOTE 1A: ORGANIZATION, HISTORY AND BUSINESS

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

(E) On November 9th, 2018, the Company entered into a Term Sheet for Plan of Merger and Control with Larson Elmore.

(F) As a part of share purchase arrangement between Lee Larson Elmore and FB Technologies Global Inc., Nick Link, the owner of FB Technologies Global Inc. replaced Lee Larson Elmore as CEO of Ilustrato Pictures International Inc. on January 14, 2021, where we eventually got control over activities and books of accounts of Ilustrato Pictures International Inc. So, we are not aware about facts mentioned above vide note no. 1(A), 1(B), 1(C), 1(D), 1(E), 1(F) and 1(G) ‘organization, history, and business’ as they are related to prior to the date on which control over activities and books of accounts of Ilustrato Pictures International Inc. were handed over to us. Thus, those events have been reiterated as disclosed in previous fillings made by the preceding management of the company with SEC.

(G) On May 18, 2020, the Company entered into a definitive agreement and Plan of Merger with FB Technologies Global, Inc, the shareholders of FB Technologies Global, Inc. were issued 3,172,175 shares of Series E Preferred Stock for their shares 360,000,000 common shares, 60,741,000 Preference D and 10,000,000 Preference A Shares. A final tranche of preference shares subject to performance to be issued in Quarter 1 of 2022. The merger consummated during on January 14, 2021.

(H) Firebug Mechanical Equipment LLC was incorporated on May 8, 2017. ILUS acquired 100% of this company on January 26, 2021, under a signed Share Purchase Agreement. This company is engaged in the business of research and development of firefighting technologies as well as the manufacturing firefighting equipment and firefighting vehicles for its customers in the Middle East, Asia, and Africa.

(I) Georgia Fire & Rescue Supply LLC (Georgia Fire) was incorporated on the January 21, 2003. ILUS acquired 100% of this company on March 31, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution and servicing/maintenance of Firefighting, Rescue and Emergency Medical Services equipment. Purchase consideration includes an aggregate cash purchase price of $900,000 (Nine Hundred Thousand Dollars) , wherein a fixed sum of $680,000 (Six Hundred Eighty Thousand) payable upon closing and the remaining $220,000 (Two Hundred Twenty Thousand Dollars) payable over a one-year period after closing to the extent the business operations of Georgia Fire & Rescue Supply, LLC meet mutually agreeable performance thresholds along with 1,500 (One Thousand Five Hundred) restricted Class F Preferred Shares in the public company llustrato Pictures International Inc. (Symbol: ILUS)

(J) Bright Concept Detection and Protection System LLC (BCD Fire) was incorporated on March 18, 2014. ILUS acquired 100% of this company on April 13, 2021, in connection a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution, installation and maintenance of Fire Protection and Security systems. Purchase consideration includes 250,000 AED (Two hundred and fifty thousand) payable on signing of the Sales Purchase agreement, 10,000 AED (Ten thousand) monthly for 24 months starting from May 2021 and 1,000,000 (1 million) restricted shares in the public company llustrato Pictures International Inc. (Symbol: ILUS)

(K) Bull Head Products Inc. was incorporated on June 8, 2007. ILUS acquired 100% of this company on January 1, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of manufacturing of aluminum truck beds and brush truck skid units for firefighting purposes including wildland firefighting. Purchase consideration includes an aggregate cash purchase price of $500,000 (Five Hundred Thousand) wherein a fixed sum of $300,000 (Three Hundred Thousand) payable upon closing and remaining $200,000 (Two Hundred Thousand) payable over a one-year period after closing to the extent the business operations of Bull Head Products Inc. meet mutually agreeable performance thresholds referenced in Exhibit B in the SPA along with 6,750 (Six Thousand Seven Hundred and Fifty) restricted Class F Preferred Shares in the public company llustrato Pictures International Inc. (Symbol: ILUS)

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

(O) Quality Industrial Corp. was originally incorporated on May 4, 1998. ILUS acquired 77% of this company on May 28, 2022, under a signed Share Purchase Agreement for an aggregate amount of $500,000. This company is engaged in the industrial, oil & gas, and manufacturing sectors. Quality Industrial Corp. is a public company which trades on the OTC Market under the ticker QIND and is designed as a Special Purpose Vehicle for our industrial and manufacturing division as well as for our operating company Quality International Co Ltd FCZ and other future acquisitions.

(P) AL Shola Al Modea Safety and Security LLC is a fire safety company registered in the United Arab Emirates. The company has signed a Share Purchase Agreement to acquire 51% control of AL Shola Al Modea Safety and Security LLC (ASSS) on December 13, 2022. Purchase consideration for 51% of the shares shall be up to $714,000 subject to certain agreed Targets and Key Performance indices are met referenced in SPA.

(Q) On January 3, 2024, Ilustrato Pictures International Inc. acquired a convertible note from YAII PN, LTD with outstanding principal and accrued interest of $600,685 in Samsara Luggage Inc. (SAML). On the January 5, 2024, SAML reissued a convertible note to ILUS who on the same day converted the note into 150,753,425 shares of common stock in the Company pursuant to the terms of said exchange note. As a result of such conversion, Ilustrato acquired control of 91.5% of the outstanding shares in SAML as of January 5, 2024.

(R) On February 23, 2024, Ilustrato Pictures International, Inc., entered into a Stock Purchase Agreement with Samsara Luggage Inc., and sold all its equity interests in seven companies owned by the Company:

●	Firebug Mechanical Equipment LLC

●	Georgia Fire & Rescue Supply LLC

●	Bright Concept Detection and Protection System LLC

●	Bull Head Products Inc

●	E-Raptor

●	The Vehicle Converters

●	AL Shola Al Modea Safety and Security LLC, the only entity in which the Company does not own 100% but only 51% of the membership interests.

The consideration for the sale of the equity interests in the foregoing companies was paid by SAML by the issuance of 350,000 restricted shares of Series B stock of SAML convertible into 350,000,000 common stock and further milestone payment/s should applicable performance targets referenced.

(S) On March 27, 2024, our subsidiary QIND entered into a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) with the shareholders of Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”) to acquire a 51% interest in ASG. The Closing of the transaction took place when both parties signed the definitive Stock Purchase Agreement. Al Shola Gas is an Engineering and Distribution Company in the liquefied petroleum gas (“LPG”) Industry in the United Arab Emirates and was established in 1980. The company is one of the region’s leading suppliers and contractors of LPG centralized pipeline systems and is approved by The General Directorate of Civil Defense, Government of Dubai, as a Central Gas Contractor and LPG Supplier.

NOTE 2: SUMMARY OF ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers.

Accordingly, revenue is recognized when control of the goods or services promised under a contract is transferred to the customer either at a point in time (e.g., upon delivery) or over time (e.g., as the Company performs under the contract) in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods or services. The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. If collectability is not probable, the sale is deferred until collection becomes probable or payment is received.

Contract Assets and Contract Liabilities acquired under Business Combinations

Company follows new guidance under ASC 606 regarding recognition and measurement of contract assets and contract liabilities acquired in a business combination. The company applies the definition of a performance obligation in ASC 606 when recognizing contract liabilities assumed in a business combination. The company eventually recognize contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date. Earlier, contract assets and contract liabilities acquired in a business combination were recorded by the acquirer at fair value.

Work-in-progress

Work-in-progress is stated at cost plus attributable profit, less provision for any anticipated losses and progress billings. Cost comprises direct materials, labor, depreciation, and overheads. If any progress billings for any contract exceed the cost-plus attributable profit or less anticipated losses, the excess to be shown as excess progress billings. Claims are only recognized as income when the outcome and recoverability can be determined with reasonable certainty. Contract revenue and costs are recognized as revenue and expenses, respectively, in the statement of comprehensive income when the outcome of a construction contract can be estimated reliably.

In accordance with ASC-606 revenue recognition, amounts are billed in accordance with contractual terms or as work progresses. Unbilled amounts arise when the timing of billing differs from the timing of revenue recognized, such as when contract provisions require specific milestones to be met before a customer can be billed. Unbilled amounts primarily relate to performance obligations satisfied over time when the cost-to-cost method is utilized, and the revenue recognized exceeds the amount billed to the customer as there’s not yet a right to invoice in accordance with contractual terms. Unbilled amounts are recorded as a contract asset when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract.

Variations

Variations are recognized in contract revenue when the outcome can be determined with reasonable certainty and are capable of being reliably measured.

Variable consideration

If the consideration in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the goods to the customer. The variable consideration is estimated at contract inception and constrained until it is highly probable that a significant revenue reversal in the amount of cumulative revenue recognized will not occur when the associated uncertainty with the variable consideration is subsequently resolved. The construction contracts provide customers with a right to claim damages for delay in delivery of goods. The rights to claim damages for delay in delivery of goods give rise to variable consideration.

Accounts Receivable

Accounts receivable is reported at the customers’ outstanding balances, less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

The duration of such receivables extends from 30 days to beyond 12 Months. Full payment is received only when a job/project is completed, and approvals are obtained. Provisions are created based on estimated irrecoverable amounts determined by reference to past default experience.

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

Inventories

In accordance with ASC 330, Company states inventories at the lower of cost or net realizable value. Cost, which includes material, labor and overhead, is determined on a first in, first out basis. The Company makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete, zero usage or impaired balances. Factors influencing these adjustments include changes in market demand, product life cycle and engineering changes.

Tangible Assets/ Property Plant & Equipment

Property, plant, and equipment are recorded at cost, except when acquired in a business combination where property, plant and equipment are recorded at fair value. Depreciation of property, plant and equipment is recognized over the estimated useful lives of the respective assets using the straight-line method.

The estimated useful lives are as follows:

Buildings, related improvements & land improvements	5-25
Machinery & equipment	3-15
Computer hardware & software	3-10
Office, furniture & others	3-15

Expenditures that extend the useful life of existing property, plant and equipment are capitalized and depreciated over the remaining useful life of the related asset. Expenditures for repairs and maintenance are expensed as incurred. When property, plant and equipment are retired or sold, the cost and related accumulated depreciation is removed from the Company’s balance sheet, with any gain or loss reflected in operations.

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

Below is the Statement of operations of reportable Segment:

Divisional Income Statement

The Company is organized into two division based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s segments are as follows:

1.	Emergency Response

2.	Industrial & Manufacturing

All intersegment transactions have been eliminated in consolidation.

Emergency & Response Division	December 31, 2023	December 31, 2022
Revenue	6,586,037	5.610,749
Cost of Revenue	4,439.162	4,153,849
Gross Profit	2,146,875	1,456,900
Operating expenses	2,176,025	1,372,111
Profit from Operations	(29,150)	84,789
Non- Operating expenses	798,771	59,441
Non- Operating Income	1,691	325
Net Income Division	(826,231)	25,673

Our revenue increased to $6,586,037 in 2023 from $5,610,749 in 2022, constituting a 17.4% increase YoY. Gross profit percentage increased to 32.6% in 2023 from 26.0% in 2022. Focus for the year has been to drive high margin orders and hereby increase our Gross Profit.

Operating expenses increased to $2,176,025 in 2023 from $1,372,111 in 2022, primarily due to resource investments, product development, marketing, and employee-related costs and expenditure towards the strengthening and growth of our operating companies in this segment to increase both revenue and profitability in 2024 as well as longer term growth. Due to the investments in our operations, we incurred a loss in profits from operations of $29,150 and had a gain of $84,789 in 2022.

We have impaired our intangible assets and incurred non-operating expenses of $798,771 in 2023 (described in financial footnote 14), in order not to carry it forward in our subsidiary “SAML” in 2024. SAML acquired the assets of Emergency & Response Division on February 27, 2024, and now functions as a Special Purpose Vehicle with an intend of uplisting to a National Exchange in the first or second half of 2024 on a National Exchange.. Due to the investments in our operations impaired our intangible assets we incurred a loss in net profit of $826,231 compared to a gain of $25,673 in 2022.

For the coming year 2024, the Company will continue to allocate financial, technical and sales resources for recently acquired subsidiaries to positively impact their financial results through increased sales orders and efficiency. Allocated personnel will primarily focus on accelerating sales and marketing efforts, product development, international market expansion, optimizing of supply chain and production processes, overall increased profitability while continuing with the integration and optimization of current operating companies. With the group expansion and growth, we also intend to hire executives and personnel with specific industry experience and fields of expertise to streamline financial reporting, compliance, and Investor Relations and to improve our corporate governance.

Industrial & Manufacturing	December 31, 2023	Restated December 31, 2022
Revenue	0	0
Cost of Revenue	0	0
Gross Profit	0	0
Operating expenses	2,704,320	421,546
Profit from Operations	(2,704,320)	(421,546)
Non- Operating expenses	1,457,477	138,388
Non- Operating Income	0	457,071
Net Income Division	(4,161,797)	(102,863)

For our Industrial and Manufacturing Division the Operating expenses increased to $2,704,320 for the year ended December 31, 2023, to $421,545 for the year ended December 31, 2022. Our operating expenses in 2023, were mainly the result of shares issued to our management and Chairman in QIND in the amount of $2,233,000, resulting in the majority of increased operating expenses. Our Subsidiary QIND acquired 51% interest in Al Shola Gas on March 23, 2024, and will be consolidating the profitable operating company into the financials from Q1 2024. Al Shola Gas reported appx $1.8M in Net Profit for the year 2023 with an increase of 62% from 2022 Net profit. The subsidiary is currently in the final stages in the discussions for an uplisting to a National Exchange in the first half of 2024 with a Special Purpose Vehicle.

Geographical presence

Presently our operations are spread across United States, United Arab Emirates, United Kingdom, and Republic of Serbia, however we plan to further expand our regional presence and aim to expand our manufacturing operations in the United States and to Spain during 2023. At present the revenue reported below is from United States and United Arab Emirates. We’ve classified the revenue based on the entities registered in their respective locations. All the revenue generated as indicated has solely come from external customers, with no sales involving inter-company transactions.

Income Taxes

The Company accounts for income tax positions in accordance with Accounting Standards Codification Topic 740, “Income Taxes” (“ASC Topic 740”). This standard prescribes a recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There was no material impact on the Company’s financial position or results of operations as a result of the application of this standard. Deferred tax assets have not been created for those subsidiaries which are in income tax-free jurisdiction, because the losses incurred cannot be utilized in the future, rendering deferred tax assets irrelevant. Company comprises of three profitable subsidiaries, out of which Quality International is located in the jurisdiction where corporate tax doesn’t apply. As for the other two profitable subsidiaries, one diligently file tax return, while the other does not meet the threshold criteria for tax return requirements.

Recent Accounting Pronouncements

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

Rounding Off

Figures are rounded off to the nearest $, except value of EPS and number of shares.

NOTE 3: CASH AND CASH EQUIVALENTS

Particulars	December 31, 2023	Restated December 31, 2022
Cash in Hand	10,032	9,041
Balance with Banks	203,041	160,232
Total	213,073	169,273

NOTE 4: OTHER CURRENT ASSETS

Particulars	December 31, 2023	Restated December 31, 2022
Loans advanced	1,855,892	1,966,236
Advance given to suppliers and sub-contractors	65,089	32,500
Director’s current accounts	679,245	857,492
Statutory dues receivable	50,404	46,326
Deposits	46,918	47,635
Accrual of discount on notes	217,440	100,000
Buy Back Commitment	2,000,000
Misc. current assets	536,171	199,604
Total	$5,451,159	$3,249,793

●	Advances to Subcontractors and Suppliers: Advances have been paid to the suppliers/ sub-contractors in the ordinary course of business for procurement of specialized material and equipment.

●	Directors Current Account includes amount incurred for Company’s Annual shareholders meeting, events for investor relationship, advances for our investment projects and other expenses incurred for future potential acquisitions.

●	Loan advanced refers to the amount advanced by a company in the ordinary course of business and includes amount paid for set up of new businesses.

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

As of December 31, 2023, the Additional Goodwill has been generated through acquisition of our subsidiaries. Quality Industrial Corp. subsidiary Al Shola Gas will be consolidated from January 1, 2024. Goodwill accounted in the books is primarily a result of acquisitions, representing the excess of the purchase price over the fair value of the tangible net assets acquired.

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

If future operating performance at one or more of the Company’s reporting units were to fall significantly below forecasted levels, the Company could be required to reflect, under current applicable accounting rules, a non-cash charge to operating income for an impairment. Any determination requiring the write-off of a significant portion of goodwill, or identifiable intangible assets would adversely impact the Company’s results of operations and net worth.

On April 1, 2024, the Agreement with Quality International was cancelled by the Board of Directors of Quality Industrial Corp. QIND restated its financial statements as of December 31, 2022, that were previously reported on the Original Filing and subsequent amendments. Quality International is no longer considered as Goodwill. The following items reflect the restatements:

As of December 31, 2023, Goodwill and intangible assets amount to $8,606,289 as compared to total assets amounting to $ 7,998,381 as of December 31, 2022. Below is a table displaying the Goodwill arising from the Company’s acquisitions:

Year	2023	Restated 2022
QIND	6,704,318	6,704,318
Firebug	(81,676)	(81,676)
Bullhead	597,226	597,226
Georgia Fire	136,175	136,175
ILUS UK	335,741	335,741
BCD	306,597	306,597
ASSS	607,908
Goodwill Total	8,606,289	7,998,381

NOTE 6: OTHER ASSETS

Particulars	December 31, 2023	Restated December 31, 2022
Investments:
Investment in TVC - Brand	20,500	20,500
Investment in FB Fire Technologies Ltd	3,172,175	3,172,175
Investment in Quality International	6,500,000	1,000,000
Investment in Dear Cashmere Holding Co.	12,000,000	12,000,000
Loan to Fb Fire Technologies Ltd	1,946,534	1,678,995
Total	23,639,209	17,871,630

The company holds long-term investments of $6,500,000 and $1,000,000 as of December 31, 2023, and 2022, respectively. These investments were made for the acquisition of Quality International, a deal that was terminated on April 1, 2024. Currently, the company is in the process of unwinding the transaction, with management aiming to recover the investment. However, if recovery proves unattainable, the investment may need to be written off in the later years.

Investment in Dear cashmere Holding Co. The company received 10,000,000 shares of Common stock in Dear Cashmere Holding Co on May 21, 2021, as compensation for services to provided DRCR such as but not limited to, free rent in Al Marsa Street 66, 11th Floor, Office 1105, Dubai, free use of inhouse accounting, IT, and legal team from 2021 until December 31, 2023. The shares were discretionary awarded and recorded at fair market value of $1.20 with a grant date as of May 21, 2021, in accordance with ASC 718 and issued by, Chairman, Nicolas Link and CEO, James Gibbons, of DRCR.

Investment in FB Fire technologies

1.	Represents 3,172,175 number of Class E Preferred Stock issued, in advance, at $1 per share amounting $3,172,175 to the shareholders of FB Fire Technologies Ltd.

NOTE 7: TANGIBLE ASSETS

Particulars	December 31, 2023	Restated December 31, 2022
Tangible Assets
Land and Buildings	$0	$256
Plant and Machineries	38,402	54,216
Furniture, Fixtures and Fittings	37,432	64,960
Vehicles	49,044	70,326
Computer and Computer Equipment	14,645	31,067
Total	$139,523	$220,825

Depreciation on tangible assets in accordance with ASC 360.

	Plant & Machinery	Leasehold Improvements & Building	Furniture, Fixtures & Office Equipment	Vehicles	Computer and Computer Equipment	Total
As of December 31, 2021	106,528	22,158	30,126	2,725	42,774	204,311
Additions during the year	(16,411)	—	49,929	70,326	9,680	113,524
December 31, 2022	90,117	22,158	80,055	73,051	52,454	317,835
Additions during the year	1,479	—	14,962		3,414	19,855
December 31, 2023	91,596	22,158	95,017	73,051	55,868	337,690

	Accumulated depreciation and carrying value of the assets
	Plant & Machinery	Leasehold Improvements & Building	Furniture, Fixtures & Office Equipment	Vehicles	Computer and Computer Equipment	Total
Charge for the year 2022	35,901	21,902	15,095	2,725	21,387	97,010
Carrying value December 31, 2022	54,216	256	64,960	70,0326	31,067	220,825

	Plant & Machinery	Leasehold Improvements & Building	Furniture, Fixtures & Office Equipment	Vehicles	Computer and Computer Equipment	Total
Charge for the year 2023	9,496	256	25,567	15,828	28,708	79,855
Carrying value December 31, 2023	38,402	0	37,432	14,645	49,044	139,523

NOTE 8: INTANGIBLE ASSETS

Particulars	December 31, 2023	Restated December 31, 202
Intangible Assets
Intellectual Property Rights	0	617,240
Website	0	6,112
Trademark	0	240
Total	$0	$623,592

NOTE 9: OTHER CURRENT LIABILITIES

Particulars	December 31, 2023	Restated December 31, 2022
Accrued payables	204,925	72,311
Credit cards	8,221	5,675
other advances	827,824	218,225
Loan Payable	6,021,338	1,051,344
Misc. current liabilities	165,344	146,508
Payroll Liabilities	534,068	113,915
Payable to Government Authorities	64,199	11,983
Provision for Audit Fees	24,500	29,000
Payable to subsidiaries	975,547
Total	8,825,966	1,648,961

As of December 31, 2023

1.	Loan Payable amounting to $975,547 is the liability of the company on account of its acquisition of subsidiaries. The amounts include payment to the subsidiaries, Al Shola Modea Safety and Security LLC, BCD, and Bull head products Inc.

As per the applicable accounting standards, Borrowings from financial institutions have been bifurcated into current and non-Current liabilities.

NOTE 10: NON-CURRENT LIABILITIES

Particulars	December 31, 2023	Restated December 31, 2022
Provision for Convertible Notes	$1,155,338	$1,155,338
Interest on Convertible Notes	820,455	461,993
Employee End of Service Benefits	145,662	66,277
Total	$2,121,455	$1,683,608

Notes Payable

The following is the list of Notes payable as of December 31, 2023. Convertible Notes issued during the reported period are accounted in the books as liability, accrued Interest and discount on notes is also accounted accordingly as per general accounting principles.

On January 28, 2022, the company entered into a convertible note with RB Capital Partners Inc. – Brett Rosen for the amount of $500,000. The note is convertible at a fixed price $0.20 and bears 5% interest per annum. The note matures on January 27, 2024. This has now been fully converted.

On February 04, 2022, the company entered into a convertible note with Discover Growth Fund LLC – John Burke for the amount of $2,000,000. The note is convertible at a 35% below the lowest past 15-day share price and bears 12% interest per annum. The note matured on February 4, 2023. The Company signed a Forbearance Agreement with Discover Growth Fund on May 3, 2023, the agreement has been filed as an exhibit with this amended the registration statement. The Company shall make monthly minimum loan payments to Discover Growth Fund of $450,000.00 commencing on May 30, 2023, and on the 5th day of each month thereafter, until the Note is paid in full. Four payments of $450,000 have been made as of the date of this filing.

On April 26, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.20 and bears 5% interest per annum. The note matures on April 25, 2024. This has now been fully converted.

On May 20, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 19, 2024.

On May 27, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 26, 2024. This note has been partially converted.

On June 1, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $1,000,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 31, 2024.

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

On December 2, 2022, the company entered into a convertible note with AJB Capital Investment LLC for the amount of $1,200,000. The note is convertible into common stock upon an event of default at the rate equal to volume weighted average trading price of the specified period and bears 12% interest. The note matures on June 01, 2023. The Company amended the AJB capital investments LLC note on October 18, 2023. The amended convertible note filed with this registration statement amounts to $1,450,000 and is maturing on May 1, 2024. This note is now fully settled.

On January 26, 2023, the company entered into a convertible note with Jefferson Street Capital for the amount of $100,000. The note is convertible into common stock upon an event of default at the rate equal to volume weighted average trading price of the specified period and bears 12% interest. The note matures on July 26, 2023. This is now fully converted.

On April 12, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $500,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on April 12, 2025.

On May 2, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $250,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on May 2, 2025.

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

On June 21, 2023, the company entered into a note payable of $61,868 with 1800 Diagonal Lending LLC. Repayable in 9 monthly payments and shall bear 13% interest as one time charge on the issuance date. In case of event of default, note is convertible into common stock at 65% of lowest trading price during previous ten days. The note matures on March 30, 2024. This note is now fully settled.

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

On September 7, 2023, the company entered into convertible Note with Richard Astrom, for the amount of $27,500. The note is convertible into common stock at variable conversion price and bears a 9% interest per annum. The note matures on March 6, 2024. The Note cannot be converted until 3 months from the date of issue of Note. This has now been fully converted.

On October 20, 2023, ILUS entered into a note payable of $89,250.00 with 1800 Diagonal Lending LLC. Repayable any time after 180 days following the date of note till maturity date and shall bears 9% interest rate per annum. The note is convertible into common stock at the rate equal to variable conversion price as defined, shall mean 65% of lowest trading price during previous ten days. The note matures on July 30, 2024. This is now fully paid off.

On November 7, 2023, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $200,000. The note is convertible into common stock at the rate of $0.50 and bears a 5% interest per annum. The note matures on November 7, 2025.

On November 21, 2023, the company entered into a convertible note with Twn Brooks Inc., for the amount of $22,222. The note is convertible into common stock at the rate of 65% of the lowest trading price 10 days prior to conversion and bears a 9% interest per annum. The note matures on May 21, 2024. This has now been fully converted.

On November 21, 2023, the company entered into a convertible note with Carizzo LLC, for the amount of $22,222. The note is convertible into common stock at the rate of 65% of the lowest trading price 10 days prior to conversion and bears a 9% interest per annum. The note matures on May 21, 2024. This has now been fully converted.

On November 29, 2023, the company entered into a convertible note with Twn Brooks Inc., for the amount of $27,500. The note is convertible into common stock at the rate of 65% of the lowest trading price 10 days prior to conversion and bears a 9% interest per annum. The note matures on May 29, 2024.

On December 1, 2023, ILUS entered into a note payable of $118,367 with 1800 Diagonal Lending LLC. Repayable any time after 180 days following the date of note till maturity date and shall bears 13% interest rate per annum. The note is convertible into common stock at the rate equal to variable conversion price as defined, shall mean 65% of lowest trading price during previous ten days. The note matures on August 30, 2024.

On December 2, 2023, the company entered into a convertible note with AJB Capital Investment LLC for the amount of $1,680,000. The note is convertible into common stock upon an event of default at the rate equal to volume weighted average trading price of the specified period and bears 12% interest. The note matures on May 1, 2024.

On December 30, 2023, the company entered into a convertible note with Twn Brooks Inc., for the amount of $27,500. The note is convertible into common stock at the rate of 65% of the lowest trading price 10 days prior to conversion and bears a 9% interest per annum. The note matures on June 29, 2024.

On April 1, 2024, ILUS entered into a consolidated note payable with a principal amount of $6,050,000 with RB Capital Inc. which amount represents the amount owed to Holder as of April 1, 2024. Repayable at any time and bears 7% interest rate per annum. The Company may repay the Holder in cash at any time in full including all interest and principal, without penalty. If the issuer pays the holder $650,000 in cash in a fiscal quarter the holder will not be permitted to carry out a conversion in that fiscal quarter, unless by mutual agreement. The note is convertible into common stock at the rate equal to variable conversion price as of 70% of lowest trading price during previous ten trading days.

The Company’s current Debt Obligations (convertible notes) as of this filing are mentioned as below.

Note owner	Date	Maturity Date	Amount $
Discover Growth Fund LLC	02/04/2022	11/01/2023	507,200
RB Capital Partners Inc.	05/27/2022	05/26/2024	70,620
RB Capital Partners Inc.	06/01/2022	05/31/2024	1,000,000
Twn Brooks Inc.	11/29/2023	05/29/2025	27,500
1800 Diagonal Lending LLC	12/01/2023	08/30/2024	65,759
AJB Capital Investment LLC	12/02/2023	05/01/2024	1,680,000
Twn Brooks Inc.	12/30/2023	06/29/2024	27,500
Twn Brooks Inc.	01/15/2024	07/15/2024	27,500
1800 Diagonal Lending LLC	01/17/2024	10/30/2024	48,120
Twn Brooks Inc.	01/23/2024	07/22/2024	25,000
RB Capital Partners Inc.	01/31/2024	01/25/2026	600,000
RB Capital Partners Inc.	04/01/2024	04/01/2026	6,450,750
Twn Brooks Inc.	04/15/2024	10/15/2024	55,000
TOTAL			10,584,949

The Company’s current Debt Obligations (convertible notes) as of this filing per year with maturity dates are mentioned as below.

Year	Amount $
2024	3,500,699
2025	27,500
2026	7,050,750
TOTAL	10,584,949

Options and Warrants

The Company chose not to record warrants in its financial books if the exercise price is significantly higher than the current market price and classifies it as a contingent liability. For example, the common stock purchase warrant to Discover Growth Fund, LLC described below has an exercise price of $0.275. As of December 31, 2022, the market price was $0.07, and by March 15, 2023, it had further decreased to $0.04 when the Consolidated Financial Statements were being audited. The Company’s management classifies these warrants as a contingent liability, given the decline in prices, making it unlikely that the warrants will be exercised in the future. The management reserves warrant shares with its transfer agent. If the warrants should be exercised in the future the warrants will be accounted for in accordance with ASC 480.

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

NOTE 11: COMMON STOCK AND PREFERRED STOCK

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

Class B – 100,000,000 preferred with par value $0.001 that will be converted at 100 common shares for every 1 preferred Class B Share with voting rights of 100 common shares for every 1 preferred class B share. Dividends to be paid according to the company’s dividend policy agreed by the board from time to time

Class C – 10,000,000 preferred shares that convert at 2 common shares for every 1 preferred class C common share with voting rights of 100 common shares for every 1 preferred class C share.

Class D– 60,741,000 preferred shares; par value $0.001 that convert at 500 common shares for every 1 preferred class D common share with voting rights of 500 common shares for every 1 preferred class D share.

Class E - 5,000,000 preferred shares; par value $0.001; non-cumulative. Dividends are 6% a year commencing a year after issuance. Dividends to be paid annually. Redeemable at $1.00 per share, 2.25% must be redeemed per quarter, commencing one year after issuance, and shall be redeemed at 130% premium to the redemption value. The shares do not have voting rights.

Class F – 50,000,000 preferred shares; par value $0.001 that convert at 100 common shares for every 1 preferred class F share with no voting rights and no dividends.

NOTE 12. STOCKHOLDERS’ EQUITY

As of December 31, 2023,

1.	2,000,000,000 shares of common stock are authorized, and 1,720,182,651 shares of the Company’s common stock are issued and outstanding.

2.	235,741,000 shares of all classes of preferred stock are authorized and 81,913,175 shares of the Company’s all classes of Preferred stock are issued and outstanding.

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

On April 28, 2022, we converted 250,000 Preferred Class F shares to 25,000,000 shares of common stock for Cicero Transact Group Inc.

On May 4, 2022, we issued 53,000,000 shares of common stock as compensation to RB Capital Partners Inc. for conversion of a convertible note which was issued on 6th April 2021, for an aggregate price of $530,000,00.

On May 17, 2022, we converted 120,000,000 of common stock to 1,200,000 shares of preferred class B stock for FB Technologies Global Inc.

On July 26, 2022, we issued 53,700,000 shares of common stock as compensation to RB Capital Partners Inc. for conversion of a convertible note which was issued on 28th April 2021, for an aggregate price of $537,000.00.

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

On December 9, 2022, we issued 12,000,000 shares of common stock as commitment shares to AJB Capital Investment LLC for an aggregate price of $480,000.00, pursuant to issuance of convertible promissory note amounting to $ 1,200,000 issued on December 2, 2022, The shares issued are against commitment fees payable reflecting a price per Commitment Fee Share of $0.04.

On December 9, 2022, we issued 18,000,000 shares of common stock as commitment shares to AJB Capital Investment LLC for an aggregate price of $720,000.00 pursuant to issuance of convertible promissory note amounting to $ 1,200,000 issued on December 2, 2022, The shares issued are against commitment fees payable reflecting a price per Commitment Fee Share of $0.04.

On March 17, 2023, we issued 10,000,000 shares of common stock as commitment shares to AJB Capital Investment LLC for an aggregate price of $400,000.00 pursuant to issuance of convertible promissory note amounting to $ 1,200,000 issued on December 2, 2022. The shares issued are against commitment fees payable reflecting a price per Commitment Fee Share of $0.04.

On March 21, 2023, we issued 53,850,000 shares of common stock as compensation to RB Capital Partners Inc. for conversion of a convertible note, which was issued on 28th January 2022, for an aggregate price of $538,500.

On April 12, 2023, 100,000 Preferred F shares were issued to John-Paul Backwell as staff compensation with a fair market value of $429,000.

On April 12, 2023, 100,000 Preferred F shares were converted into 10,000,000 common shares.

On May 12, 2023, we issued 2,000,000 shares of common stock as commitment shares to AJB Capital Investment LLC for an aggregate price of $80,000 pursuant to Securities Purchase Agreement, dated as of December 2, 2022.

On June 01, 2023, we issued 53,300,000 shares of common stock as compensation to RB Capital Partners Inc. for conversion of a convertible note for an aggregate price of $533,000.

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

On September 11, 2023, we issued 625,000 shares of common stock as commitment shares to Richard Astrom with a fair market value of $0.02 per shares for an aggregate price of $12,500.

On September 18, 2023, we issued 5,000,000 shares of common stock to Kirt Weidner for a stock purchase agreement for an aggregate price of $50,000.

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

On October 19, 2023, we issued 2,118,644 shares of common stock as compensation to 1800 Diagonal Lending LLC. For partial conversion of a convertible note for an aggregate price of $25,000.

On October 20, 2023, we issued 4,555,555 shares of common stock as compensation to Jefferson Street Capital LLC. For partial conversion of a convertible note for an aggregate price of $40,000.

On October 23, 2023, we issued 3,092,784 shares of common stock as compensation to 1800 Diagonal Lending LLC. For partial conversion of a convertible note for an aggregate price of $30,000.

On October 25, 2023, we issued 9,538,461 shares of common stock as compensation to Jefferson Street Capital LLC. For partial conversion of a convertible note for an aggregate price of $30,000.

On November 6, 2023, the company entered into a share purchase agreement with Kevin Van Hoesen to sell 16,666,667 shares of common stock for a purchase price of $100,000.

On November 07, 2023, we issued 9,538,461 shares of common stock as compensation to Jefferson Street Capital LLC. For partial conversion of a convertible note for an aggregate price of $30,000.

On November 15, 2023, we issued 21,926,875 shares of common stock as compensation to RB Capital Partners LLC for partial conversion of a convertible note for an aggregate price of $86,069.

On November 27, 2023, we issued 45,000,000 shares of common stock as compensation to RB Capital Partners LLC for partial conversion of a convertible note for an aggregate price of $181,638.

On November 28, 2023, we issued 2,000,000 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0116 per shares for an aggregate price of $23,200.

On November 28, 2023, we issued 2,000,000 shares of common stock as commitment shares to Carizzo LLC with a fair market value of $.0116 per shares for an aggregate price of $23,200.

On November 30, 2023, we issued 25,000,000 shares of common stock as commitment shares to AJB Capital Investments LLC with a value of $.02 per share for an aggregate price of $500,000.

On November 30, 2023, we issued 2,750,000 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0105 per shares for an aggregate price of $28,875.

On December 1, 2023, we issued 9,462,563 shares of common stock as compensation to Jefferson Street Capital LLC. for partial conversion of a convertible note for an aggregate price of $30,000

On December 1, 2023, FB Technologies Global Inc. converted 16,000,000 shares of common stock into 160,000 Preference B Shares.

On December 04, 2023, we issued 504,000 shares of Preference B Stock to Alexander Kolyakin pursuant to a share purchase agreement signed on June 10, 2020.

On December 06, 2023, we cancelled 112,000 shares of Preference D Stock owned by FB Technologies Global Inc.

On December 06, we issued 112,000 shares of Preference D Stock to Alexander Kolyakin pursuant to a share purchase agreement signed on June 10, 2020,

On December 19, 2023, we issued 15,654,360 shares of common stock as compensation to Jefferson Street Capital LLC. for final conversion of a convertible note for an aggregate price of $49,876.67.

On December 19, 2023, John-Paul Backwell converted 50,000 shares of Preference F stock into 5,000,000 shares of common stock.

NOTE 13: EXPENSES

GENERAL, SELLING AND ADMINISTRATION EXPENSES	December 31, 2023	Restated December 31, 2022
Administration and General Expense	2,099,426	2,462,038
Selling and Distribution Expense	784,450	975,000
Payroll Expense	2,737,029	2,145,010
Stock Based Compensation	2,241,108	3,319,150
Depreciation	101,157	97,010
Total	$7,963,170	$8,898,208

General and administrative expenses include, finance administration and human resources, facility costs (including rent), professional service fees, and other general overhead costs to support company’s operations.

NOTE 14: NON-OPERATIONAL EXPENSES

NON-OPERATING EXPENSES	December 31, 2023	Restated December 31, 2022
Commitment Fees	2,028,567	5,200,000
Interest On convertible notes	596,143	484,346
Discount on Convertible Notes	254,770	324,166
Misc. Non- Operating Expenses	728,512	566,983
Stock issued for services	491,812
Impairment of intangible assets	693,351
Total	4,793,155	6,575,495

NOTE 15: NET LOSS PER SHARE

Particulars	December 31, 2023	Restated December 31, 2022
Basic EPS
Numerator
Net income / (loss)	(10,604,219)	(2,316,756)
Net Income attributable to common stockholders	$(10,604,219)	$(2,316,756)
Denominator
Weighted average shares outstanding	1,720,182,651	1,355,230,699
Number of shares used for basic EPS computation	1,720,182,651	1,355,230,699
Basic EPS	$(0.01)	$(0.00)

Diluted EPS
Numerator
Net income / (loss)	(10,604,219)	(2,316,756)
Net Income attributable to common stockholders	$(10,604,219)	$(2,316,756)
Denominator
Number of shares used for basic EPS computation	1,720,182,651	1,355,230,699
Conversion of Class A preferred stock to common stock	30,000,000	30,000,000
Conversion of Class B preferred stock to common stock	65,589,041	65,589,041
Conversion of Class D preferred stock to common stock	30,370,500,000	30,370,500,000
Conversion of Class F preferred stock to common stock	158,602,740	158,602,740
Number of shares used for diluted EPS computation	31,979,922,480	31,979,922,480
Diluted EPS	$(0.00)	$(0.00)

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

On April 1, 2024, the Agreement with Quality International was cancelled by the Board of Directors of Quality Industrial Corp. QIND restated its financial statements as of December 31, 2022, that were previously reported on the Original Filing and subsequent amendments. Quality International is no longer considered a related party. The following items reflect the restatements:

As of December 31, 2023, and December 31, 2022, the Company had amounts due to Quality Industrial Corp. (“QIND”), a subsidiary of the Company, of $(333,133) and $15,875, respectively. These figures are related to an intercompany loan agreement executed by and between the Company and QIND on June 15, 2022. The maximum principal amount to be borrowed by either party from each other under the agreement is $1,000,000. The purpose of the agreement is to provide for working capital to either the Company or ILUS through cash advances on an unsecured basis requested by either party at any time and from time to time in amounts of up to $100,000 and the agreement shall automatically be renewed for successive one-year terms thereafter unless terminated. The intercompany loan agreement has a term of one year from the date of execution and all cash advances mature and become payable on the termination date. Any unpaid principal accrues simple interest from the date of each cash advance until payment in full at a rate equal to 1% per annum.

On December 5, 2022, we issued 35,000 preferred Class F shares to Krishnan Krishnamoorthy as staff compensation for an aggregate price of $273,700.

On December 5, 2022, we issued 25,000 preferred Class F shares to Carsten Kjems Falk as staff compensation for an aggregate price of $195,500.

On December 5, 2022, we issued 75,000 preferred class F shares to Daniel Link as staff compensation for an aggregate price of $586,500. Daniel Link and Nicolas Link are siblings. Daniel Link was employed in Firebug UK from 2014 until February 28, 2022, thereafter he was employed in Replay Solutions which was incorporated by ILUS on March 1, 2022.

On December 5, 2022, we issued 250,000 shares of preferred class F to Nicolas Link as staff compensation for an aggregate price of $1,955,000.

On December 08, 2022, we cancelled 10,000,000 shares of common stock held by Louise Bennett.

On December 08, 2022, we cancelled 1,300,000 shares of preferred class F held by Louise Bennett.

On December 08, 2022, we cancelled 800,000 shares of preferred class F held by John-Paul Backwell.

On April 12, 2023, 100,000 Preferred F shares were issued to John-Paul Backwell as staff compensation. with a fair market value of $429,000.

On May 4, 2023, QIND issued to Nicolas Link 2,750,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

On May 4, 2023, QIND issued to John-Paul Backwell 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

On May 4, 2023, QIND issued to Carsten Kjems Falk 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

On May 4, 2023, QIND issued to Krishnan Krishnamoorthy 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

On May 4, 2023, QIND issued to Louise Bennett 500,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to her employee contract.

On September 15, 2023, QIND issued to Nicolas Link 2,000,000 shares of our common stock pursuant to his employee contract with a grant-date and fair market value of $0.27.

On September 15, 2023, QIND issued to John-Paul Backwell 2,000,000 shares of our common stock, pursuant to his employee contract, with a grant-date and fair market value of $0.27.

On September 15, 2023, QIND issued to Carsten Kjems Falk 1,250,000 shares of our common stock, pursuant to his employee contract, with a grant-date and fair market value of $0.27.

On September 15, 2023, QIND issued to Louise Bennett 350,000 shares of our common stock, pursuant to her employee contract, with a grant-date and fair market value of $0.27.

NOTE 17: CONSOLIDATION BASIS

Following companies are consolidating basis of Mergers & Acquisitions as of December 31, 2023:

1)	ILUS International US

2)	ILUS International UK Ltd.

4)	Firebug Mechanical Equipment LLC.

5)	Bull Head Products Inc.

6)	Georgia Fire & Rescue

7)	Bright Concept and protection System LLC

8)	Quality Industrial Corp.

9)	Al Shola Al Modea Safety and Security LLC

NOTE 18: LEGAL PROCEEDINGS

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

We have been named as a defendant in an action commenced by our former CEO, Larson Elmore. A case has been filed in the Eight Judicial District Court of the State of Nevada (Case No. A-22-858343-C). Plaintiff alleges that we breached a stock purchase agreement dated May 10, 2020, and promissory notes and is therefore entitled to damages. We have potential counterclaims being prepared against the former CEO, arising due to improper action and lack of disclosures. The company has disputed the claim and argue that Larson Elmore has been misleading the company and its shareholders on various matters including but not limited to liabilities, company commitments and due diligence items presented by Larson Elmore during the takeover process. We have filed a motion to dismiss Larson Elmore’s complaint on the basis that it fails to state a claim and lacks jurisdiction in the Nevada courts. At the hearing on this motion, the court determined that discovery would be required before ruling for the company and denied the motion without prejudice. The company is evaluating a motion for reconsideration once the order has been entered. In the interim, the parties have discussed a tentative discovery schedule and the possibility of a mediation and settlement conference. Request for production of documents is due by April 19, 2024.

We have been named as a defendant in an action commenced by Steve Nicol, who claims that he loaned $12,000 on or about May 23, 2017, to Cache Cabinetry, LLC a subsidiary of ILUS under a promissory note, but that ILUS agreed to assume the note. He further claims that he elected to convert the note and that ILUS failed to convert the note into shares of ILUS common stock. He has alleged breach of contract, declaratory relief, and specific performance to require the company to issue 75,000,000 shares of common stock in ILUS. The company obtained provisional settlement on September 6, 2023, and final details are in negotiation.

We have been named as a defendant in an action commenced by Black Ice Advisors LLC, regarding a historic note entered into by the previous CEO, Larson Elmore with a principal amount of $4,000. The company disputes the legitimacy of the note. On June 5, 2023, we received a service of process by the Superior Court of California, County of San Diego, with a hearing rescheduled for March 8, 2024. On August 22, 2023, the company received information that Black Ice Advisors withdrew their prior demand for shares with a new motion seeking a monetary judgment in Black Ice’s in the amount of $3.772 million for the historic note with a principal amount of $4,000. At a hearing on November 3, 2023, the Court adopted its tentative ruling as the final ruling and denied the motion for summary judgement from Black Ice Advisors LLC. The company is currently trying to conclude a settlement agreement. A hearing date set for September 2024 if a settlement is unable to be negotiated.

We cannot predict whether the action against involving our former CEO, Steve Nicol and Black Ice Advisors is likely to result in any material recovery or expense to our company. Where it is reasonably possible to do so, the Company accrues estimates of the probable costs for the resolution of these matters. These estimates are based on an analysis of potential results and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be affected by changes in assumption.

NOTE 19: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has incurred operating losses, and as of December 31, 2023, the Company also had a working capital deficit and an accumulated deficit. These factors raise substantially doubt about the Company’s ability to continue as a going concern.

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

NOTE 20: SUBSEQUENT EVENTS

On January 3, 2024, Ilustrato Pictures International Inc. acquired a convertible note from YAII PN, LTD with outstanding principal and accrued interest of $600,685 in Samsara Luggage Inc. (SAML). On the January 5, 2024, SAML reissued a convertible note to ILUS who on the same day converted the note into 150,753,425 shares of common stock in the Company pursuant to the terms of said exchange note. As a result of such conversion, Ilustrato acquired control of 91.5% of the outstanding shares in SAML as of January 5, 2024.

On January 03, 2024, we issued 3,250,000 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0072 per shares for an aggregate price of $23,400.

On January 15, 2024, the company entered into a convertible note with Twn Brooks Inc., for the amount of $27,500. The note is convertible into common stock at the rate of 65% of the lowest trading price 10 days prior to conversion and bears a 9% interest per annum. The note matures on July 15, 2024.

On January 17, 2024, ILUS entered into a note payable with a principal amount of $61,868 with 1800 Diagonal Lending LLC. Repayable any time after 180 days following the date of note till maturity date and bears 13% interest rate per annum. The note is convertible into common stock at the rate equal to variable conversion price of 65% of lowest trading price during previous ten days. The note matures on October 30, 2024.

On January 18, 2024, we issued 6,349,206 shares of common stock to Kyle Comerford for a stock purchase agreement for an aggregate price of $20,000.

On January 22, 2024, James Gibbons converted 50,000 shares of Preference F stock into 5,000,000 shares of common stock.

On January 22, 2024, ILUS entered into a note payable with a principal amount of $27,500 with Twn Brooks Inc. Repayable any time after 180 days following the date of note till maturity date and bears 9% interest rate per annum. The note is convertible into common stock at the rate equal to variable conversion price as of 65% of lowest trading price during previous ten trading days. The note matures on July 22, 2024.

On January 22, 2024, we issued 2,500,000 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0166 per shares for an aggregate price of $41,500.

On January 23, 2024, ILUS entered into a note payable with a principal amount of $25,000 with Twn Brooks Inc. Repayable any time after 180 days following the date of note till maturity date and bears 9% interest rate per annum. The note is convertible into common stock at the rate equal to variable conversion price as of 65% of lowest trading price during previous ten days. The note matures on July 22, 2024.

On January 25, 2024, we issued 75,000,000 shares of common stock as compensation to AJB Capital Investments LLC for partial conversion of a convertible note for an aggregate price of $633,000.

On January 31, 2024, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $600,000. The note is convertible into common stock at the rate of $0.10 and bears a 5% interest per annum. The note matures on January 25, 2026.

On February 1, 2024, we issued 50,000,000 shares of common stock as compensation to RB Capital Partners LLC for partial conversion of a convertible note for an aggregate price of $200,000.

On February 2, 2024, we issued 2,250,000 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0172 per shares for an aggregate price of $38,700.

On February 8, 2024, the company entered into a share purchase agreement with William Black to sell 37,500 shares of Preferred F Stock for a purchase price of $30,000.

On February 19, 2024, we issued 125,000 shares of Preferred F stock to Safeguard Investments LLC for an aggregate price of $170,000 for consultancy services.

On February 23, 2024, Ilustrato Pictures International, Inc., entered into a Stock Purchase Agreement with Samsara Luggage Inc., and sold all its equity interests in seven companies owned by the Company:

●	Firebug Mechanical Equipment LLC

●	Georgia Fire & Rescue Supply LLC

●	Bright Concept Detection and Protection System LLC

●	Bull Head Products Inc

●	E-Raptor

●	The Vehicle Converters

●	AL Shola Al Modea Safety and Security LLC, the only entity in which the Company does not own 100% but only 51% of the membership interests.

The consideration for the sale of the equity interests in the foregoing companies was paid by SAML by the issuance of 350,000 restricted shares of Series B stock of SAML convertible into 350,000,000 common stock and further milestone payment/s should applicable performance targets referenced.

On March 19, 2024, we issued 26,566,901 shares of common stock to Jefferson Street for conversion of a warrant for an aggregate price of $97,500.

On March 21, 2024, the Company signed Stock Purchase Agreements with Christopher Derbyshire and Tim Grey and sold the Company’s shares in Hyperion Defense Solutions Ltd. and terminated their employment agreements simulations. The Company sold the shares due to a strategic shift by the company and to fully allow focus on uplisting its two public subsidiaries to a National Exchange through a Reverse Merger (“RTO”).

On March 26, 2024, the Company amended its Articles of Incorporation to authorize it to issue up to three and a half billion (3,500,000,000) common shares, with a par value of one-tenth of one cent ($0.001) per share.

On March 27, 2024, we issued 8,736,538 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0125 per shares for an aggregate price of $109,207.

On March 27, 2024, our subsidiary QIND entered into a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) with the shareholders of Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”) to acquire a 51% interest in ASG. The Closing of the transaction took place when both parties signed the definitive Stock Purchase Agreement. Al Shola Gas is an Engineering and Distribution Company in the liquefied petroleum gas (“LPG”) Industry in the United Arab Emirates and was established in 1980. The company is one of the region’s leading suppliers and contractors of LPG centralized pipeline systems and is approved by The General Directorate of Civil Defense, Government of Dubai, as a Central Gas Contractor and LPG Supplier.

On April 1, 2024, we issued 3,365,882 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0125 per shares for an aggregate price of $42,074.

On April 1, 2024, we issued 3,365,882 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0125 per shares for an aggregate price of $109,207.

On April 1, 2024, ILUS entered into a consolidated note payable with a principal amount of $6,050,000 with RB Capital Inc. which amount represents the amount owed to Holder as of April 1, 2024. Repayable at any time and bears 7% interest rate per annum. The Company may repay the Holder in cash at any time in full including all interest and principal, without penalty. If the issuer pays the holder $650,000 in cash in a fiscal quarter the holder will not be permitted to carry out a conversion in that fiscal quarter, unless by mutual agreement. The note is convertible into common stock at the rate equal to variable conversion price as of 70% of lowest trading price during previous ten trading days.

On April 3, 2024, we issued 16,000,000 shares of common stock to Kevin Van Hoesen for a stock purchase agreement for an aggregate price of $100,000.

On April 11, 2024, John-Paul Backwell converted 20,000 Series F shares into 20,000,000 shares of common stock.

On April 11, 2024, Dan Link converted 7,500 Series F shares into 7,500,000 shares of common stock.

On April 15, 2024, ILUS entered into a note payable with a principal amount of $55,000 with Twn Brooks Inc. Repayable any time after 180 days following the date of note till maturity date and bears 9% interest rate per annum. The note is convertible into common stock at the rate equal to variable conversion price as of 65% of lowest trading price during previous ten trading days. The note matures on October 15, 2024.

On April 15, 2024, we issued 4,000,000 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0108 per share for an aggregate price of $43,200.

(b) Exhibits.

2.1	Share Purchase Agreement, dated December 13, 2022 *
2.2	Share Purchase Agreement, dated April 13, 2021 *
2.3	Share Purchase Agreement, dated January 1, 2022 *
2.4	Share Purchase Agreement, dated December 23, 2021 *
2.5	Share Purchase Agreement, dated January 26, 2021 *
2.6	Share Purchase Agreement, dated January 26, 2021 *
2.7	Share Purchase Agreement, dated February 15, 2022 *
2.8	Share Purchase Agreement, dated May 10, 2020 *
2.9	Share Purchase Agreement, dated January 18, 2023 *
2.10	Share Purchase Agreement, dated January 27, 2023 *
2.11	Brand Purchase Agreement, dated March 25, 2021 *
2.12	Share Purchase Agreement, dated May 28, 2022 *
2.13	Share Purchase Agreement, dated June 10, 2020 *
2.14	FB Fire Technologies, Dated June 10, 2020 *
2.15	DRCR Consultancy Agreement, dated May 21, 2021*
2.16	Stock Purchase Agreement Al Shola Gas LLC., dated March 27, 2024 *
3.1	Articles of Incorporation (incorporated by reference to the Form S-1 Registration Statement filed with the SEC on July 16, 2010) *
3.2	Certificate of Amendment, dated April 25, 2012 *
3.3	Certificate of Amendment, dated February 11, 2013 *
3.4	Certificate of Change, dated February 12, 2013 *
3.5	Certificate of Amendment filed by Custodian, dated April 11, 2016 *
3.6	Certificate of Amendment, dated June 15, 2016 *
3.7	Certificate of Amendment, dated March 21, 2019 *
3.8	Certificate of Amendment, dated April 11, 2019 *
3.9	Certificate of Designation for preferred Classes A, B and C, dated August 5, 2019 *
3.10	Certificate of Amendment, dated February 2, 2021 *
3.11	Certificate of Designation for preferred Classes D, dated February 14, 2020 *
3.12	Certificate of Amendment, dated March 2, 2021 *
3.13	Certificate of Designation for preferred Class E, dated May 28, 2020 *
3.14	Amended Certificate of Designation for Class B, dated August 23, 2021 *
3.15	Certificate of Designation for preferred Class F, dated August 24, 2021 *
3.16	Second Amended Certificate of Designation for Class B, dated August 26, 2021 *
3.17	Amended Certificate of Designation for Class F, dated August 26, 2021 *
3.18	Bylaws (incorporated by reference to the Form S-1 Registration Statement filed with the SEC on July 16, 2010) *
3.19	Certificate of Amendment, dated April 11, 2024 **
4.1	Convertible Promissory Note, dated January 28, 2022, with RB Capital Partners Inc. *
4.2	Convertible Promissory Note, dated February 4, 2022, with Discover Growth Fund, LLC *
4.3	Convertible Promissory Note, dated April 26, 2022, with RB Capital Partners Inc. *
4.4	Convertible Promissory Note, dated May 20, 2022, with RB Capital Partners Inc. *
4.5	Convertible Promissory Note, dated May 27, 2022, with RB Capital Partners Inc. *
4.6	Convertible Promissory Note, dated June 1, 2022, with RB Capital Partners Inc. *
4.7	Convertible Promissory Note, dated July 12, 2022, with RB Capital Partners Inc. *
4.8	Convertible Promissory Note, dated August 10, 2022, with RB Capital Partners Inc. *
4.9	Convertible Promissory Note, dated September 21, 2022, with RB Capital Partners Inc. *
4.10	Common Share Purchase Warrant, dated February 22, 2022, to Discover Growth Fund, LLC *

4.11	Convertible Promissory Note, dated August 25, 2022, with RB Capital Partners Inc. *
4.12	Convertible Promissory Note, dated November 14, 2022, with RB Capital Partners Inc. *
4.13	Convertible Promissory Note, dated December 2, 2022, with AJB Capital Investments, LLC *
4.14	Convertible Stock Purchase Warrant, dated December 2, 2022, with AJB Capital Investments, LL *
4.15	Convertible Promissory Note, dated January 26, 2023, with Jefferson Street Capital LLC *
4.16	Convertible Stock Purchase Warrant, dated January 26, 2023, with Jefferson Street Capital LLC *
4.17	Amended Convertible Stock Purchase Warrant, dated March 8, 2023, with AJB Capital Investments, LLC *
4.18	Amended Convertible Promissory Note, dated March 8, 2023, with AJB Capital Investments, LLC *
4.19	Convertible Promissory Note, dated April 12, 2023, with RB Capital Partners Inc. *
4.20	Convertible Promissory Note, dated May 2, 2023, with RB Capital Partners Inc. *
4.21	Addendum Convertible Promissory Note, dated May 2, 2023, with RB Capital Partners Inc.*
4.22	Forbearance Agreement, dated May 3, 2023, with Discover Growth Fund LLC *
4.23	Convertible Promissory Note, dated May 30, 2023, with RB Capital Partners Inc. *
4.24	Convertible Promissory Note, dated May 30, 2023, with RB Capital Partners Inc. *
4.25	Convertible Promissory Note, dated April 11, 2023, with 1800 Diagonal Lending LLC *
4.26	Convertible Promissory Note, dated April 11, 2023, with 1800 Diagonal Lending LLC *
4.27	Amended Stock Purchase Agreement, dated May 12, 2023, with AJB Capital Investments, LLC *
4.28	Amended Stock Purchase Warrant, dated May 12, 2023, with AJB Capital Investments, LLC *
4.29	Stock Purchase Agreement, dated June 30, 2023, with Exchange Listing LLC *
4.30	Convertible Promissory Note, dated June 21, 2023, with 1800 Diagonal Lending LLC *
4.31	Convertible Promissory Note, dated July 3, 2023, with RB Capital Partners Inc. *
4.32	Convertible Promissory Note, dated July 26, 2023, with RB Capital Partners Inc. *
4.33	Share Subscription and Buy Back Agreement, dated August 21, 2023, with Artelliq Software Trading. *
4.34	Guarantee & Indemnity Agreement dated as of August 21, 2023, by and between Quality Industrial Corp., Ilustrato Pictures International Inc., Quality International Co Ltd FZC, Mr. Saseendran Kodapully Ramakrishnan and Artelliq Software Trading *
4.35	Convertible Promissory Note, dated August 29, 2023, with RB Capital Partners Inc. *
4.36	Convertible Promissory Note, dated September 5, 2023, with RB Capital Partners Inc. *
4.37	Stock Purchase Agreement, dated September 6, 2023, with Kyle Edward Comerford *
4.38	Stock Purchase Agreement, dated September 7, 2023, with Cameron Canzellarini *
4.39	Convertible note, dated September 7, 2023, with Richard Astrom *
4.40	Stock Purchase Agreement, dated September 13, 2023, with Kirt Weidner *
4.41	Stock Purchase Agreement, dated September 18, 2023, with Kaleb Ryan *
4.42	Stock Purchase Agreement, dated September 21, 2023, with Kevin Van Hoesen *
4.43	Stock Purchase Agreement, dated October 3, 2023, with Lovejit Singh *
4.44	Stock Purchase Agreement, dated November 6, 2023, with Kevin Van Hoesen *
4.45	Amended Convertible Promissory Note, dated October 4, 2023, with RB Capital Partners Inc. *
4.46	Convertible Promissory Note, dated October 20, 2023, with 1800 Diagonal Lending LLC *
4.47	Convertible Promissory Note, dated November 7, 2023, with RB Capital Partners Inc.*
4.48	Convertible Promissory Note, dated November 21, 2023, with Twn Brooks Inc.*
4.49	Convertible Promissory Note, dated November 21, 2023, with Carizzo LLC *
4.50	Amended Promissory Note, dated October 12, 2023, with AJB Capital Investments, LLC *

4.51	Convertible Promissory Note, dated November 29, 2023, with Twn Brooks Inc.*
4.52	Convertible Promissory Note, dated December 1, 2023, with 1800 Diagonal Lending LLC *
4.53	Amended Stock Purchase Agreement, dated December 22, 2023, with AJB Capital Investments, LLC **
4.54	Convertible Promissory Note, dated December 30, 2023, with Twn Brooks Inc.**
4.55	Assignment Agreement, dated January 3, 2024, by and among YAII, Ltd and ILUS *
4.56	Convertible Debenture, reissued January 5, 2024, in Samsara Luggage Inc.*
4.57	Stock Purchase Agreement, dated January 12, 2024, with Kyle Edward Comberford **
4.58	Convertible Promissory Note, dated January 17, 2024, with 1800 Diagonal Lending LLC **
4.59	Convertible Note, dated January 15, 2024, Twyn Brooks Inc.**
4.60	Convertible Note, dated January 23, 2024, Twyn Brooks Inc.**
4.61	Convertible Promissory Note, dated January 31, 2024, with RB Capital Partners Inc.**
4.62	Assignment Agreement Twn Brooks Inc., dated March 11, 2024, with Twn Brooks Inc. **
4.63	Assignment Agreement Twn Brooks Inc., dated March 11, 2024, with Twn Brooks Inc. **
4.64	Stock Purchase Agreement dated Marc 18, 2024, with Kevin Van Hoesen**
4.65	Consolidated Convertible Promissory Note, dated April1, 2024, with RB Capital Partners Inc.**
4.66	Convertible Note, dated April 15, 2024, Twyn Brooks Inc.**
4.67	Description of Registrant’s Securities**
10.1	Amended Employment Agreement with Nicholas Link, dated January 14, 2021 *
10.2	Amended Employment Agreement with John-Paul Backwell, dated July 1, 2021 *
10.3	Amended Employment Agreement with Louise Bennett, dated February 1, 2021 *
10.4	Amended Employment Agreement with Krishna Moorthy, dated February 2, 2022 *
10.5	Employment Agreement with Carsten Falk, dated June 1, 2022 *
10.6	Lease Agreement with Ass, dated May 17, 2022 *
10.7	Lease Agreement with Bullhead, dated December 22, 2021 *
10.8	Lease Agreement with Firebug, dated May 24, 2022 *
10.9	Lease Agreement with Georgia Fire & Rescue Supply, dated March 17, 2022 *
10.10	Lease Agreement with ILUS, dated July 21, 2022 *
10.11	Lease Agreement with Quality Industrial, dated October 31, 2021 *
14.1	Code of Ethics *
14.2	Insider Trading Policy, dated March 10, 2023 *
21.1	List of Subsidiaries **
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended **
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*	Filed Previously

**	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Ilustrato Pictures International, Inc.

By:	/s/ Nicolas Link
	Name:	Nicolas Link
	Title:	Chief Executive Officer
	Date:	May 1, 2024