Form 10-Q
period 2024-03-31
Ilustrato Pictures International Inc.
filed 2024-06-07
CIK 1496383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,024,467,060 common shares as of June 7, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2024, and 2023 (Unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the periods ended March 31, 2024, and 2023 (Unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2024, and 2022 (Unaudited); and
F-5	Notes to Consolidated Financial Statements (Unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2024, are not necessarily indicative of the results that can be expected for the full year.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

		March 31, 2024	Dec 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents		296,839	213,073
Accounts Receivables		25,692,179	22,825,113
Inventory		2,350,659	965,135
Inventory (work-in-progress)			647,665
Other Current Assets		6,824,074	5,451,159
Total Current Assets	3	35,163,751	30,102,145
Long Term Investments		35,062,896	23,639,209
Goodwill		8,802,815	8,606,289
Tangible Assets		780,205	139,523
Total Non-Current Assets	4	44,645,916	32,385,021
Total Assets		79,809,667	62,487,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account Payable		10,815,844	9,891,505
Other Current liabilities		12,603,679	8,825,966
Total Current Liabilities	5	23,419,523	18,717,471
Non-current liabilities
Notes Payable		13,151,876	11,740,619
Non-current lease liability		5,053,219
Other non- current liabilities		863,128	2,121,455
Total Non-Current Liabilities	6	19,068,223	13,862,074
Total Liabilities		42,487,746	32,579,545
Stockholders’ Equity	7
Common Stock: 2,000,000,000 shares authorized, $0.001 par value, 1,915,835,296 and 1,720,182,651 issued and outstanding as of March 31, 2024, and December 31, 2023, respectively		1,915,835	1,720,183
Preferred Stock: 235,741,000 authorized, $0.001 par value,
Class A - 10,000,000 authorized; 10,000,000 issued and outstanding as of March 31, 2024, and December 31, 2023, respectively		10,000	10,000
Class B - 100,000,000 authorized; 3,400,000 and 2,200,000 issued and outstanding as of March 31, 2024, and December 31, 2023, respectively		4,064	4,064
Class C - 10,000,000 authorized; 0 issued and outstanding		—	—
Class D - 60,741,000 authorized; 60,741,000 issued and outstanding as of March 31, 2024, and December 31, 2023, respectively		60,741	60,741
Class E - 5,000,000 authorized; 3,172,175 issued and outstanding as of March 31, 2024, and December 31, 2023, respectively		3,172	3,172
Class F - 50,000,000 authorized, 1,730,750 and 1,618,250 issued and outstanding as of March 31, 2024, and December 31, 2023, respectively		1,731	1,618
Additional Paid-in-capital		25,684,256	24,521,777
Capital Reserve		5,520,733
Minority Interest		1,978,103	3,686,358
Retained Earnings		2,143,286	(100,292)
Total Stockholders’ Equity		37,321,921	29,907,621

Total Liabilities and Stockholders’ Equity		79,809,667	62,487,166

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

		March 31, 2024	March 31, 2023
NET REVENUE		4,185,987	1,652,161

COST OF REVENUE		2,721,473	1,178,280

GROSS PROFIT		1,464,514	473,881
Operating Expenses
General, Selling & Administrative Expenses	8	2,966,148	1,236,099
Total Operating Expense		2,966,148	1,236,099
PROFIT/ LOSS FROM OPERATIONS		(1,501,634)	(762,218)
Non- Operating Expenses		425,664	425,972
Non-Operating Income		399,067	3,539
Depreciation & Amortization		78,293	15,934
NET PROFIT/ LOSS	9	(1,606,524)	(1,200,585)

Basic EPS		(0.00)	(0.00)
Diluted EPS		(0.00)	(0.00)
Weighted average shares outstanding		1,915,835,296	1,379,080,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE QUARTER ENDED MARCH 31, 2024

	Common Stock		Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class D		Preferred Stock - Class E		Preferred Stock - Class F		Capital	Minority	Additional Paid in	Accumulated	Total Stock Holders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Reserve	Interest	Capital	Deficit	Equity
Balance December 31, 2023	1,720,182,651	1,720,183	10,000,000	10,000	4,064,000	4,064	60,741,000	60,741	3,172,175	3,172	1,618,250	1,618		3,686,358	24,521,777	(100,292)	29,907,621
Convertible notes converted to common stock	11,986,538	11,987													40,807		52,794
Common stock issued for Cash	22,349,206	22,349													97,651		120,000
Warrant converted into common stock	26,566,901	26,567													70,933		97,500
Common stock issued as commitment and compensation	129,750,000	129,750													758,200		887,950
Preferred Stock class F issued											162,500	163			199,838		200,000
Preferred Stock class F converted into common	5,000,000	5,000									(50,000)	(50)			(4,950)		0
Changes in Minority Interest Earnings														(2,053,670)			(2,053,670)
Changes in Retained Earnings																4,195 ,517	4,195 ,517
Capital Reserve													5,520,733				5,520,733
Net Income														345,414		(1,951,939)	(1,606,524)
Minority Interest
Balance March 31, 2023	1,915,835,296	1,915,836	10,000,000	10,000	4,064,000	4,064	60,741,000	60,741	3,172,175	3,172	1,730,750	1,731	5,520,733	1,978,103	25,684,256	2,143,286	37,321,921

FOR THE QUARTER ENDED MARCH 31, 2023

	Common Stock		Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class D		Preferred Stock - Class E		Preferred Stock - Class F		Minority	Additional Paid in	Accumulated	Total Stock Holders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Interest	Capital	Deficit	Equity
Balance December 31, 2022	1,355,230,699	1,355,231	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,633,250	1,633	(68,034)	21,474,067	8,764,160	31,604,370
Common stock issued	63,850,000	63,850												484,650	-	548,500
Common stock cancelled	(40,000,000)	(40,000)													40,000
Preferred stock issued											35,000	35		2,205		2,240
Changes in Retained earnings														(1,640,092)		(1,640,092)
Net Income													33,474		(1,234,059)	(1,200,585)
Balance March 31, 2023	1,379,080,699	1,379,081	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,668,250	1,668	34,560	20,320,830	7,570,101	29,314,433

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss/ Profit	(1,606,524)	(1,200,585)
Minority Interest	(345,414)
Adjustment to reconcile net gain (loss) to net cash Finance cost	184,143
Depreciation & Amortization	78,293	15,934
Discount on Convertible Notes	14,618
Changes in Assets and Liabilities, net
Other Current Assets	(4,977,840)	105,283,401
Other Current Liabilities	4,643,659	(60,867,618)

Net cash (used in) provided by operating activities	(2,009,067)	43,231,132

CASH FLOWS FROM INVESTING ACTIVITIES
Addition of Fixed Assets	(660,582)	32,708,583
Changes in Non- Current Assets	(11,620,213)	(707,088)
Changes in Non- Current Liabilities	3,794,892	(28,086,922)
Net cash (used In) provided by investing activities	(8,485,903)	3,914,573

CASH FLOWS FROM FINANCING ACTIVITIES
Fund raised through notes	1,411,257
Common Stock issued	195,652	23,851
Preferred Stock Issued	113	35
Discount on convertible Notes	(14,618)
Finance cost	(184,143)
Additional Paid-in Capital	1,162,479	(46,645,902)
Changes In Retained Earnings	8,007,995	(1,793,094)
Net cash (used in) provided by financing activities	10,578,735	(48,415,110)

Net change in cash, cash equivalents and restricted cash	83,766	(1,269,405)
Cash, cash equivalents and restricted cash, beginning of the year	213,073	1,478,702
Cash, cash equivalents and restricted cash, end of the year	296,839	209,297

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, HISTORY AND BUSINESS

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

(G) On May 18, 2020, the Company entered into a definitive agreement and Plan of Merger with FB Technologies Global, Inc, the shareholders of FB Technologies Global, Inc. were issued 3,172,175 shares of Series E Preferred Stock for their shares 360,000,000 common shares, 60,741,000 Preference D and 10,000,000 Preference A Shares. A final tranche of preference shares subject to performance to be issued in Quarter 1 of 2022. The merger was consummated during on January 14, 2021.

(H) Firebug Mechanical Equipment LLC was incorporated on May 8, 2017. ILUS acquired 100% of this company on January 26, 2021, under a signed Share Purchase Agreement. This company is engaged in research and development of firefighting technologies and the manufacturing of firefighting equipment and vehicles for its customers in the Middle East, Asia, and Africa.

(I) Georgia Fire & Rescue Supply LLC (Georgia Fire) was incorporated on January 21, 2003. ILUS acquired 100% of this company on March 31, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution and servicing/maintenance of Firefighting, Rescue and Emergency Medical Services equipment. Purchase consideration includes an aggregate cash purchase price of $900,000 (Nine Hundred Thousand Dollars) , wherein a fixed sum of $680,000 (Six Hundred Eighty Thousand) payable upon closing and the remaining $220,000 (Two Hundred Twenty Thousand Dollars) payable over a one-year period after closing to the extent the business operations of Georgia Fire & Rescue Supply, LLC meet mutually agreeable performance thresholds along with 1,500 (One Thousand Five Hundred) restricted Class F Preferred Shares in the public company llustrato Pictures International Inc. (Symbol: ILUS)

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

(L) Emergency Response Technologies, Inc. This company was incorporated by ILUS on February 22, 2022, as the company’s Emergency Response Subsidiary. This company is engaged in the business of public safety and emergency response-focused mergers and acquisitions.

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

Below is the Statement of operations of reportable Segment:

Divisional Income Statement

The Company is organized into two division based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s segments are as follows:

1.	Emergency Response

2.	Industrial & Manufacturing

All intersegment transactions have been eliminated in consolidation.

	For the Three Months Ended March 31,
	2024	2023
Emergency & Response Division
Revenue	$1,099,000	1,652,161
Cost Of Goods Sold	779,000	1,178,281
Gross Profit	320,000	473,880
Total Operating Expenses	1,234,000	1,593,469
Operating Loss	(914,000)	(1,119,589)
Net Loss	$(993,000)	$(1,116,048)

Our revenue decreased to $1,099,000 for the three months ended March 31, 2024, from $1,652,161 in 2023, constituting a 33.5% decrease in QoQ. Gross profit percentage decreased to 29.1% for the three months ended March 31, 2024, from 28.6% in 2023. The focus for the quarter has been to drive higher margin orders and hereby increase our Gross Profit.

Operating expenses decreased to $1,234,000 for the three months ended March 31, 2024, and $1,593,469 in 2023, primarily due to optimizing product development, marketing, and employee-related costs.

Due to the revenue decline and optimized operations, we incurred a loss in net loss of $993,000 for the three months ended March 31, 2024, compared to a loss of $1,116,048 for the same period in 2023.

For the coming year 2024, the Company will continue to allocate financial, technical and sales resources for recently acquired subsidiaries to positively impact their financial results through increased sales orders and efficiency. Allocated personnel will primarily focus on accelerating sales and marketing efforts, product development, international market expansion, optimizing of supply chain and production processes, and overall increased profitability while continuing with the integration and optimization of currently operating companies. With the group expansion and growth, we also intend to hire executives and personnel with specific industry experience and fields of expertise to streamline financial reporting, compliance, and Investor Relations and to improve our corporate governance.

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Industrial & Manufacturing Division
Revenue	3,086,519	—

Cost of revenues	1,942,279	—

Gross profit	1,144,240	—

Total Operating Expenses	673,310	65,013
Profit/ loss from Operations	470,930	(65,013)
Non-Operating expenses	92,044	19,523
Non-Operating Income	379,554	—
Net loss/ profit	758,440	$(84,536)

For our Industrial and Manufacturing Division, the Operating Revenue increased to $3,086,519 for the quarter ended March 31, 2024, compared to $0 for the year ended March 31, 2023. The increase in revenue, was the result of the consolidation of Al Shola Gas For our Industrial and Manufacturing Division the Operating expenses increased to $673,310 for the year ended March 31, 2024, compared to $65,013 for the year ended March 31, 2023. Our increase in operating expenses in 2023, were mainly the result of consolidation of Al Shola Gas in our subsidiary QIND. Our Subsidiary QIND acquired 51% interest in Al Shola Gas on March 23, 2024, and will be consolidating the profitable operating company into the financials from Q1 2024.

We incurred Net Income of $758,440 for the three months ended March 31, 2024, compared to a net loss of $84,536 for the three months ended March 31, 2023. The increase in Net Profit for the quarter ended March 31, 2024, is a result of Net Income from our acquisition of Al Shola Gas and the reversal of interest payments on the loan agreements with Mahavir and Artelliq.

Geographical presence

Presently our operations are spread across the United States, United Arab Emirates, United Kingdom, and Republic of Serbia, however, we plan to further expand our regional presence and aim to expand our manufacturing operations in the United States during 2024. At present the revenue reported above is from United States and United Arab Emirates. We’ve classified the revenue based on the entities registered in their respective locations. All the revenue generated as indicated has solely come from external customers, with no sales involving inter-company transactions.

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

Rounding Off

Figures are rounded off to the nearest $, except value of EPS and number of shares.

NOTE 3: CURRENT ASSETS

	March 31,	December 31,
Particulars	2024	2023

Loans advanced	891,680	1,855,892
Advance given to suppliers and sub-contractors	50,956	65,089
Director’s current accounts	2,450,955	679,245
Statutory dues receivable	22,379	50,404
Deposits	704,164	46,918
Accrual of discount on notes	15,227	217,440
Buy Back Commitment	2,000,000	2,000,000
Misc. current assets	688,713	536,171
Total	$6,824,074	$5,451,159

●	Advances to Subcontractors and Suppliers: Advances have been paid to the suppliers/ sub-contractors in the ordinary course of business for procurement of specialized material and equipment.

●	Directors Current Account includes amount incurred for Company’s Annual shareholders meeting, events for investor relationship, advances for our investment projects and other expenses incurred for future potential acquisitions.

●	Loan advanced refers to the amount advanced by a company in the ordinary course of business and includes amount paid for set up of new businesses.

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances, less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

The duration of such receivables extends from 30 days to beyond 12 months. Full payment is received only when a job/project is completed, and approvals are obtained. Provisions are created based on estimated irrecoverable amounts determined by reference to past default experience.

March 31,
2024
Accounts Receivables Ageing	(unaudited)
1-30 days	1,097,830
31-60 days	680,245
61-90 days	329,711
+90 days	23,584,393
Total	25,692,179

NOTE 4: NON-CURRENT ASSETS

Goodwill

As a part of share purchase arrangement between Lee Larson Elmore and FB Technologies Global Inc., Nick Link, the owner of FB Technologies Global Inc. replaced Lee Larson Elmore as CEO of Ilustrato Pictures International Inc. on January 14, 2021, and we eventually got control over activities and books of accounts of Ilustrato Pictures International Inc. from the date January 14, 2021.

As of March 31, 2024, the additional Goodwill has been generated through the acquisition by our subsidiaries. Quality Industrial Corp. The operating business Al Shola Gas will be consolidated from January 1, 2024. Goodwill accounted for in the books is primarily a result of acquisitions, representing the excess of the purchase price over the fair value of the tangible net assets acquired.

The Company accounts for business combinations by estimating the fair value of the consideration paid for acquired businesses and assigning that amount to the fair values of assets acquired and liabilities assumed, with the remainder assigned to goodwill. If the fair value of assets acquired and liabilities assumed exceeds the fair value of consideration paid, a gain on bargain purchase is recognized. The estimates of fair values are determined utilizing customary valuation procedures and techniques, which require us, among other things, to estimate future cash flows and discount rates. Such analyses involve significant judgments and estimations.

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

On April 1, 2024, the Agreement with Quality International was canceled by the Board of Directors of Quality Industrial Corp. QIND restated its financial statements as of December 31, 2022, which were previously reported on the Original Filing and subsequent amendments. Quality International is no longer considered as Goodwill. The following items reflect the restatements:

As of March 31, 2024, Goodwill and intangible assets amount to $8,802,815 as compared to total assets amounting to $8,606,289 as of December 31, 2023. Below is a table displaying the Goodwill arising from the Company’s acquisitions:

Year	March 31, 2024	December 31, 2023
QIND	8,475,395	6,704,318
Firebug	0	(81,676)
Bullhead	0	597,226
Georgia Fire	0	136,175
ILUS UK	0	335,741
BCD	0	306,597
ASSS	0	607,908
SAML	327,420
Goodwill Total	8,802,815	8,606,289

Long term investments

Particulars	March 31, 2024	December 31, 2023
Investment in BCD		20,500
Investment in SAML	8,400,000	0
Investment in FB Fire Technologies Ltd	3,172,175	3,172,175
Investment in Quality International	1,500,000	6,500,000
Investment in Wikisoft	6,555,755	0
Investment in Dear Cashmere Holding Co.	12,000,000	12,000,000
Long term investment	4,573,275	0
Loan to Fb Fire Technologies Ltd	2,033,866	1,946,534
Total	35,062,896	23,639,209

The company holds long-term investments of $6,500,000 and $1,500,000 as of December 31, 2023, and March 31, 2024, respectively. These investments were made for the acquisition of Quality International, a transaction that was terminated on April 1, 2024. Currently, the company is in the process of unwinding the transaction, with management aiming to recover the investment. However, if recovery proves unattainable, the investment may need to be written off in future.

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

Investment in FB Fire technologies

1.	Represents 3,172,175 number of Class E Preferred Stock issued, in advance, at $1 per share amounting $3,172,175 to the shareholders of FB Fire Technologies Ltd.

Tangible Assets

Particulars	March 31, 2024	December 31, 2023
Tangible Assets
Land and Buildings	0	0
Plant and Machineries	45,999	38,582
Furniture, Fixtures and Fittings	45,976	37,432
Vehicles	40,565	14,645
Computer and Computer Equipment	0	49,044
Capital work in Progress	647,665	0
Total	$780,205	139,523

Depreciation on tangible assets in accordance with ASC 360.

	Plant & Machinery	Furniture, Fixtures & Office Equipment	Vehicles	Computers	Total
Carrying value as of January 1, 2024	38,582	37,432.00	14,465	49,044	139,523
Addition during Q1 2024	3,116	9,801	-	-	12,917
Charged Depreciation Q1 2024	3,806	10,075.08	6,018	-	19,900
Carrying value March 31, 2024	37,892	37,158	8,447	49,044	132,540

NOTE 5: CURRENT LIABILITIES

Other Current Liabilities

	March 31, 2024	December 31, 2023
Accrued payables	2,043,705	204,925
Credit cards	2,995	8,221
other advances	48,036	827,824
Loan Payable	9,255,788	6,021,338
Misc. current liabilities	325	165,344
Payroll Liabilities	123,135	534,068
Payable to Government Authorities	65,521	64,199
Provision for Audit Fees	24,500	24,500
Payable to subsidiaries	1,039,674	975,547
Total	12,603,679	8,825,966

As per the applicable accounting standards, Borrowings from financial institutions have been bifurcated into current and non-Current liabilities.

NOTE 6: NON-CURRENT LIABILITIES

Notes Payable

The following is the list of Notes payable as of March 31, 2024. Convertible Notes issued during the reported period are accounted in the books as liability, accrued Interest and discount on notes is also accounted accordingly as per general accounting principles.

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

NOTE 7: STOCKHOLDER´ EQUITY

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

Stockholders’ Equity

As of March 31, 2024,

1.	3,500,000,000 shares of common stock are authorized, and 1,915,835,296 shares of the Company’s common stock are issued and outstanding.

2.	235,741,000 shares of all classes of preferred stock are authorized and 81,913,175 shares of the Company’s all classes of Preferred stock are issued and outstanding.

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

The consideration for the sale of the equity interests in the foregoing companies was paid by SAML by the issuance of 350,000 restricted shares of Series B stock of SAML convertible into 350,000,000 common stock and further milestone payment/s should applicable performance targets be referenced.

On March 19, 2024, we issued 26,566,901 shares of common stock to Jefferson Street for conversion of a warrant for an aggregate price of $97,500.

On March 26, 2024, the Company amended its Articles of Incorporation to authorize it to issue up to three and a half billion (3,500,000,000) common shares, with a par value of one-tenth of one cent ($0.001) per share.

On March 27, 2024, we issued 8,736,538 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0125 per share for an aggregate price of $109,207.

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

NOTE 8: EXPENSES

GENERAL, SELLING AND ADMINISTRATION EXPENSES	March 31, 2024
Administration and General Expense	2,388,403
Selling and Distribution Expense	1,465
Payroll Expense	230,430
Stock Based Compensation	345,850
Total	$2,966,148

General and administrative expenses include finance administration and human resources, facility costs (including rent), professional service fees, and other general overhead costs to support the company’s operations.

NOTE 9: NET LOSS PER SHARE

Particulars	March 31, 2024	March 31, 2023
Basic EPS
Numerator
Net income / (loss)	(1,606,524)	(1,200,585)
Net Income attributable to common stockholders	$(1,951,939)	$(1,234,058)
Denominator
Weighted average shares outstanding	1,915,835,296	1,379,080,699
Number of shares used for basic EPS computation	1,915,835,296	1,379,080,699
Basic EPS	$(0.00)	$(0.00)

Diluted EPS
Numerator
Net income / (loss)	(1,606,524)	(1,200,585)
Net Income attributable to common stockholders	$(1,951,939)	$(1,234,058)
Denominator
Number of shares used for basic EPS computation	1,915,835,296	1,379,080,699
Conversion of Class A preferred stock to common stock	30,000,000	30,000,000
Conversion of Class B preferred stock to common stock	340,000,000	340,000,000
Conversion of Class C preferred stock to common stock	0	0
Conversion of Class D preferred stock to common stock	30,370,500,000	30,370,500,000
Conversion of Class E preferred stock to common stock	3,172,175	3,172,175
Conversion of Class F preferred stock to common stock	173,075,000	161,825,000
Number of shares used for diluted EPS computation	32,832,582,471	32,284,577,874
Diluted EPS	$(0.00)	$(0.00)

NOTE 10: RELATED PARTY TRANSACTIONS

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

As of March 31, 2024, and December 31, 2023, the Company had amounts due to Quality Industrial Corp. (“QIND”), a subsidiary of the Company, of $436,988 and $333,133, respectively. These figures are related to an intercompany loan agreement executed by and between the Company and QIND on June 15, 2022. The maximum principal amount to be borrowed by either party from each other under the agreement is $1,000,000. The purpose of the agreement is to provide for working capital to either the Company or ILUS through cash advances on an unsecured basis requested by either party at any time and from time to time in amounts of up to $100,000 and the agreement shall automatically be renewed for successive one-year terms thereafter unless terminated. The intercompany loan agreement has a term of one year from the date of execution and all cash advances mature and become payable on the termination date. Any unpaid principal accrues simple interest from the date of each cash advance until payment in full at a rate equal to 1% per annum.

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

On April 3, 2024, we issued 30,000 shares of Series B stock in our subsidiary Samsara Luggage Inc. to John-Paul Backwell pursuant to his employment agreement dated January 5, 2023, with a fair market value of $900,000.

On April 3, 2024, we issued 10,000 shares of Series B stock to Daniel Link pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $300,000

On May 14, 2024, QIND issued to John-Paul Backwell 500,000 shares of our common stock, pursuant to his employee contract, with a grant-date and fair market value of $0.07 per share and $35,000 in total.

NOTE 11: CONSOLIDATION BASIS

Following companies are consolidating basis of Mergers & Acquisitions as of March 31, 2024:

1)	ILUS International US

2)	ILUS International UK Ltd.

4)	Firebug Mechanical Equipment LLC.

5)	Bull Head Products Inc.

6)	Georgia Fire & Rescue

7)	Bright Concept and protection System LLC

8)	Quality Industrial Corp.

9)	Al Shola Al Modea Safety and Security LLC

10)	Al Shola Al Modea Gas and Distribution LLC

11)	Samsara Luggage Inc.

NOTE 12: LEGAL PROCEEDINGS

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

We have been named as a defendant in an action commenced by our former CEO, Larson Elmore. A case has been filed in the Eight Judicial District Court of the State of Nevada (Case No. A-22-858343-C). Plaintiff alleges that we breached a stock purchase agreement dated May 10, 2020, and promissory notes and is therefore entitled to damages. On May 28, 2024, Lee Larson Elmore (Elmore), Ilustrato Pictures International, Inc. (“ILUS”) Nicholas Link (Link), and FB Technologies Global Inc. (collectively the parties) have agreed to resolve all claims existing between themselves. In exchange for the satisfaction of the disputed promissory note (note) and release of all claims between these parties, ILUS shall:

1.	Convert the remainder of the note to 15 million shares of ILUS which will be issued to Elmore. These shares shall be subject to a 10% leak out based upon average daily volume; and

2.	Pay, or cause to be paid, to Elmore the total of $75,000 in 5 equal installments with the first installment on June 17, 2024, and the remaining payments being paid monthly on the following dates: July 17, 2024; August 17, 2024; September 17, 2024; and October 17, 2024. As security for these payments, ILUS will issue to Elmore 15 million restricted shares of ILUS to be released pro rata as payments are made. If there is a default in any portion of the payment of the $75,000 the portion of the restricted shares which have not been released pro rata may be piggy backed on any registration efforts made by ILUS.

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

We have been named as a defendant in an action commenced by Black Ice Advisors LLC, regarding a historic note entered into by the previous CEO, Larson Elmore with a principal amount of $4,000. The company disputes the legitimacy of the note. On June 5, 2023, we received a service of process by the Superior Court of California, County of San Diego, with a hearing rescheduled for March 8, 2024. On August 22, 2023, the company received information that Black Ice Advisors withdrew their prior demand for shares with a new motion seeking a monetary judgment in Black Ice’s for $3.772 million for the historic note with a principal amount of $4,000. At a hearing on November 3, 2023, the Court adopted its tentative ruling as the final ruling and denied the motion for summary judgment from Black Ice Advisors LLC. The company is currently trying to conclude a settlement agreement. A hearing date set for September 2024 if a settlement is unable to be negotiated.

We cannot predict whether the action against Steve Nicol and Black Ice Advisors is likely to result in any material recovery or expense to our company. Where it is reasonably possible to do so, the Company accrues estimates of the probable costs for the resolution of these matters. These estimates are based on an analysis of potential results and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be affected by changes in assumption.

NOTE 13: GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has incurred operating losses, and as of December 31, 2023, the Company also had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 14: SUBSEQUENT EVENTS

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

On May 6, 2024, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $100,000. The note is convertible into common stock at the rate of $0.10 and bears a 7% interest per annum. The note matures on May 6, 2026.

On May 6, 2024, the company cancelled debt of in the amount of $75,000 into a convertible note with RB Capital Partners Inc. and issued 18,000,000 shares of the Company’s common stock at a price of $0.004 per share.

On May 7, 2024, the company signed an addendum to a convertible note dated June 1, 2022, with RB Capital Partners Inc., for the amount of $1,000,000. The note is convertible into common stock by dividing the aggregate principal and interest amount borrowed hereunder by $0.004.

On May 8, 2024, Alexander Kolyakin converted 504,000 shares of Preference B stock into 50,400,000 shares of common stock.

On May 17, 2024, ILUS entered into a note payable with a principal amount of $119,780 with 1800 Diagonal Lending LLC. Repayable any time after 180 days following the date of note till maturity date and bears 13% interest rate per annum. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each of $15,039.00 (a total payback to the Holder of $135,351.00).The note is convertible into common stock at a rate equal to variable conversion price of 65% of the lowest trading price during previous ten days. The note matures on February 15, 2025.

On May 20, 2024, ILUS entered into a note payable with a principal amount of $27,500 with Twn Brooks Inc. Repayable any time after 180 days following the date of note till maturity date and bears 9% interest rate per annum. The note is convertible into common stock at the rate equal to variable conversion price as of 65% of lowest trading price during previous ten days. The note matures on November 20, 2024.

On May 20, 2024, the company issued 2,000,000 shares of common stock as commitment shares to Twn Brooks Inc, with a fair market value of $.0086 per share for an aggregate price of $17,200.00 pursuant to issuance of convertible promissory note dated May 20, 2024, amounting to $27,500.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to changes in economic conditions, incorporating acquisitions, changes in the supply chain for raw materials, effects of Covid and wars, including the Ukraine war, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

General

The following is a discussion by management of its view of the Company’s business, financial condition, and corporate performance for the past year. The purpose of this information is to give management’s recap of the past year, and to give an understanding of management’s current outlook for the near future. This section is meant to be read in conjunction with the Financial Statements of this Quarterly Report on Form 10-Q.

Overview

ILUS is a Nevada-based corporation that primarily focuses on serving the public safety, industrial, and renewable energy sectors. The company aims to provide advanced technology solutions through its wholly owned subsidiary Emergency Response Technologies (ERT). ERT’s technology aims to protect communities, assets, and frontline personnel by acquiring the latest technology and solutions for the emergency response industry. This industry includes emergency medical services, fire and rescue services, law enforcement, and emergency management. The company also has a subsidiary named Quality Industrial Corp. which focuses on acquiring and growing process manufacturing and industrial companies.

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Macro Economic Conditions

Our business is impacted by the global economic environment, employment levels, consumer confidence, government, and municipal spending. Global instability in securities markets and the war in Ukraine are among other factors that can impact our financial performance. In particular, changes in the U.S. economic climate can impact the demand for our product range. In addition, the impact of taxes and fees can have a dramatic effect on the availability, lead times and costs associated with raw materials and parts for our product range.

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

Recent Developments

On March 27, 2024, the company’s subsidiary QIND, entered into a definitive Stock Purchase Agreement with the shareholders of Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”) to acquire a 51% interest in ASG. The Closing of the transaction took place when both parties signed the definitive Share Purchase Agreement. Al Shola Gas is an Engineering and Distribution Company in the LPG Industry in the United Arab Emirates and was established in 1980. The company is one of the region’s leading suppliers and contractors of LPG centralized pipeline systems and is approved by The General Directorate of Civil Defense, Government of Dubai, as a Central Gas Contractor and LPG Supplier. Al Shola Gas has been consolidated into the financials for the quarter ended March 31, 2024.

On April 1, 2024, after several failed effort negotiations to restructure the deal and obtain information from the selling shareholders of Quality International, the Purchase Agreement with Quality International was terminated by Quality International and subsequently, the Board of Directors of QIND and ILUS approved the cancellation of the agreement with Quality International Co Ltd FZC signed on January 18, 2023, and amended on July 27, 2023. The company is in the process of unwinding the transaction, with management aiming to recover the investment or parts of it. However, if recovery proves unattainable, the investment may need to be written off in the future.

Planned Developments

ILUS has recently re-evaluated its business strategy and decided to divest its Defense Division to expedite growth in its Emergency Response and Industrial & Manufacturing Divisions. This strategic move is aimed at optimizing the company’s resources and focusing its efforts on areas that are expected to yield higher returns and have a more significant impact on its overall performance. By streamlining its operations and aligning its core competencies with the evolving market demands, ILUS aims to enhance its market position and deliver enhanced value to its stakeholders.

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

Our top priorities include consolidating our recent acquisitions, increasing production of emergency response products in the US, and completing the Reverse Mergers of SAML and QIND with National Exchange-listed companies in the first half of 2024. Furthermore, we intend to issue an equity dividend in the form of SAML shares to ILUS shareholders following our sale of Emergency Response Technologies assets to SAML.

Results of Operation for the Three Months Ended March 31, 2024, and 2023

Revenues

We earned $4,185,987 in revenue for the three months ended March 31, 2024, compared with a revenue of $1,652,161 in revenue for the three months ended March 31, 2023.

Operating Expenses

Operating expenses increased from $2,966,148 for the three months ended March 31, 2023, to $1,236,099 for the three months ended March 31, 2023. Our increase in operating expenses in Q1 2024 were mainly as a result of administrative and operating costs associated with the business activities of our subsidiaries QIND and SAML.

We anticipate that our operating expenses will increase as QIND and SAML undertake its expansion plans associated with all operating businesses.

Non-Operating Expenses

We had other non-operating expenses of $425,664 for the three months ended March 31, 2024, as compared $425,974 in other expenses for the same period ended 2023. The expenses were mainly the result of Depreciation on Fixed assets and Interest on Convertible notes.

Non-Operating Income

We had other non-operating income of $399,067 for the three months ended March 31, 2024, as compared $3,450 for the same period ended 2023. Our other income in Q1 2024 was a result of the reversal of interest payments on the loan agreements with Mahavir and Artelliq which have been unwound with the cancellation of the agreement with Quality International.

Net Income/Net Loss

We incurred Net loss of $1,951,939 for the three months ended March 31, 2024, compared to a net loss of $1,200,585 for the three months ended March 31, 2023. The increase in Net loss for the quarter ended March 31, 2024, is a result increased operational spend to facilitate growth of the company and it subsidiaries..

Divisional Income Statement

The Company is organized into two divisions based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s segments are as follows:

1.	Emergency Response

2.	Industrial & Manufacturing

All intersegment transactions have been eliminated in consolidation.

	For the Three Months Ended March 31,
	2024	2023
Emergency & Response Division
Revenue	$1,099,000	1,652,161
Cost Of Goods Sold	779,000	1,178,281
Gross Profit	320,000	473,880
Total Operating Expenses	1,234,000	1,593,469
Operating Loss	(914,000)	(1,119,589)
Net Loss	$(993,000)	$(1,116,048)

Our revenue decreased to $1,099,000 for the three months ended March 31, 2024, from $1,652,161 in 2023, constituting a 33.5% decrease QoQ. Gross profit percentage decreased to 29.1% for the three months ended March 31, 2024, from 28.6% in 2023. Focus for the quarter has been to drive higher margin orders and hereby increase our Gross Profit.

Operating expenses decreased to $1,234,000 for the three months ended March 31, 2024, $1,593,469 in 2023, primarily due to optimizing product development, marketing, and employee-related costs.

Due to the revenue decline and optimized operations, we incurred a loss in net loss of $993,000 for the three months ended March 31, 2024, compared to a loss of $1,116,048 for the same period in 2023.

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

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Industrial & Manufacturing Division
Revenue	3,086,519	—

Cost of revenues	1,942,279	—

Gross profit	1,144,240	—

Total Operating Expenses	673,310	65,013
Profit/ loss from Operations	470,930	(65,013)
Non-Operating expenses	92,044	19,523
Non-Operating Income	379,554	—
Net loss/ profit	758,440	$(84,536)

For our Industrial and Manufacturing Division the Operating Revenue increased to $3,086,519 for the quarter ended March 31, 2024, compared to $0 for the year ended March 31, 2023. The increase in revenue, were the result of the consolidation of Al Shola Gas For our Industrial and Manufacturing Division the Operating expenses increased to $673,310 for the year ended March 31, 2024, compared to $65,013 for the year ended March 31, 2023. Our increase in operating expenses in 2023, was mainly the result of consolidation of Al Shola Gas in our subsidiary QIND. Our Subsidiary QIND acquired 51% interest in Al Shola Gas on March 23, 2024, and will be consolidating the profitable operating company into the financials from Q1 2024.

We incurred Net Income of $758,440 for the three months ended March 31, 2024, compared to a net loss of $84,536 for the three months ended March 31, 2023. The increase in Net Profit for the quarter ended March 31, 2024, is a result of Net Income from our acquisition of Al Shola Gas and the reversal of interest payments on the loan agreements with Mahavir and Artelliq.

Liquidity and Capital Resources

As of March 31, 2024, we had total current assets of $35,163,751 and total current liabilities of $23,419,523. We had a positive working capital of $11,744,228 as of March 31, 2024. This compares with a working capital of $11,384,674 as of December 31, 2023.

Operating activities used $2,009,067 in cash for the three months ended March 31, 2024, as compared with $43,231,133 provided in cash for the three months ended March 31, 2023. Our positive operating cash flow for Q1 2024 was mainly the result of growth in core business activities being higher operating profit and in the accounts receivables.

Investing activities used $8,485,903 in cash for the three months ended March 31, 2024, as compared with $3,914,573 provided in cash for the three months ended March 31, 2023.

Financing activities provided $10,578,735 in cash for the three months ended March 31, 2024, as compared with $48,415,110 used in cash provided for the same period ended 2023. Our financing cash flow for Q1 2024 was mainly the result of Finance costs, proceeds from the issuance of convertible notes and changes in retained earnings.

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

Over the next twelve months, management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available.

Impact of Acquisitions

Historically a significant component of our growth has been through the acquisition of businesses in our targeted sectors. We typically incur upfront costs as we incorporate and integrate acquired businesses into our operating philosophy and operational excellence. This includes consolidation of supplies and raw materials, optimized logistics and production processes, and other restructuring and improvements initiatives. The benefits of these integration efforts and upcoming planned acquisitions may not positively impact our financial results in the short term but has historically been the case in the medium to long term.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of inherently uncertain matters. Our critical accounting policies are disclosed in the Notes of our unaudited financial statements included in this Quarterly Report on Form 10-Q.

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. On March 31, 2024, we performed a goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted on March 31, 2024. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to the future periods’ results of operations.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1 - Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interests.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Share Purchase Agreement, dated January 18, 2023 *
2.2	Share Purchase Agreement, dated January 27, 2023 *
2.3	Stock Purchase Agreement Al Shola Gas LLC., dated March 27, 2024 *
3.1	Certificate of Amendment, dated April 11, 2024 *
4.1	Convertible Promissory Note, dated January 26, 2023, with Jefferson Street Capital LLC *
4.2	Convertible Stock Purchase Warrant, dated January 26, 2023, with Jefferson Street Capital LLC *
4.3	Amended Convertible Stock Purchase Warrant, dated March 8, 2023, with AJB Capital Investments, LLC *
4.4	Amended Convertible Promissory Note, dated March 8, 2023, with AJB Capital Investments, LLC *
4.5	Assignment Agreement, dated January 3, 2024, by and among YAII, Ltd and ILUS *
4.6	Convertible Debenture, reissued January 5, 2024, in Samsara Luggage Inc.*
4.7	Stock Purchase Agreement, dated January 12, 2024, with Kyle Edward Comberford *
4.8	Convertible Promissory Note, dated January 17, 2024, with 1800 Diagonal Lending LLC *
4.9	Convertible Note, dated January 15, 2024, Twn Brooks Inc.*
4.10	Convertible Note, dated January 23, 2024, Twn Brooks Inc.*
4.11	Convertible Promissory Note, dated January 31, 2024, with RB Capital Partners Inc.*
4.12	Assignment Agreement Twn Brooks Inc., dated March 11, 2024, with Twn Brooks Inc. *
4.13	Assignment Agreement Twn Brooks Inc., dated March 11, 2024, with Twn Brooks Inc. *
4.14	Stock Purchase Agreement dated Marc 18, 2024, with Kevin Van Hoesen*
4.15	Consolidated Convertible Promissory Note, dated April1, 2024, with RB Capital Partners Inc.*
4.16	Convertible Note, dated April 15, 2024, Twn Brooks Inc.*
4.17	Convertible Promissory Note, dated May 6, 2024, with RB Capital Partners Inc.**
4.18	Cancellation of debt, dated May 6, 2024, with RB Capital Partners Inc.**
4.19	Amendment Convertible Promissory Note, dated May 7, 2024, with RB Capital Partners Inc.**
4.20	Convertible Promissory Note, dated January 17, 2024, with 1800 Diagonal Lending LLC **
4.21	Convertible Note, dated May 20, 2024, Twn Brooks Inc.**
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended **
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*	Incorporated by reference to the Registration Statement on Form 10-K filed with the Securities and Exchange Commission on May 1, 2024
**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ilustrato Pictures International Inc.

Date:	June 7, 2024

By:	/s/ Nicolas Link
Nicolas Link
Title:	Chief Executive Officer (principal executive)

Ilustrato Pictures International Inc.

Date:	June 7, 2024

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy
Title:	Chief Financial Officer (principal accounting and financial officer)