Form 10-Q
period 2024-06-30
Ilustrato Pictures International Inc.
filed 2024-08-26
CIK 1496383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,291,192,403 common shares as of August 26, 2024

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the period ended June 30, 2024 (the “Report”) including, but not limited to, the financial statements, related notes, and other information included herein has not been reviewed by the Company’s independent public accounting firm prior to the filing of this Report. On August 19, 2024, the Company engaged a new independent registered public accounting firm. The new independent registered public accounting firm will review this Form 10-Q and upon the completion of its review, the Company will file the requisite amendment to this Report.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023;
F-2	Consolidated Statements of Operations for the three & six months ended June 30, 2024, and 2023 (Unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the periods ended June 30, 2024, and 2023 (Unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2024, and 2023 (Unaudited); and
F-5	Notes to Consolidated Financial Statements (Unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2024, are not necessarily indicative of the results that can be expected for the full year.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED/NOT REVIEWED)

	June 30, 2024 Not Reviewed	December 31, 2023 Audited
ASSETS
Current Assets
Cash and Cash Equivalents	$302,254	$213,073
Inventory	2,025,381	1,612,800
Accounts Receivable	7,531,969	22,825,113
Deposits, Prepayments, & Advances	785,311	0
Other Current Assets	10,116,487	5,451,159
Total Current Assets	20,761,402	30,102,145

Non-Current Assets
Long Term Investments	25,264,697	23,639,209
Property and Equipment	186,207	139,523
Right-of-Use assets	259,304	0
Capital work in progress	654,666	0
Receivable Non-Current Portion	7,157,417	0
Goodwill	11,115,562	8,606,289
Total Non-current Assets	44,637,853	32,385,021
Total Assets	$65,399,255	$62,487,166
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$4,136,227	$9,891,505
Lease Operating Liabilities	90,875	0
Related Party Payables	406,235	0
Other Current Liabilities	13,780,865	8,825,966
Total Current Liabilities	18,414,202	18,717,471

Non-Current Liabilities
Lease Operating Non-Current Portion	180,062	0
Notes payable – long-term	14,355,776	11,740,619
Other Non-Current Liabilities	1,844,602	2,121,455
Total Long-Term Liabilities	16,380,440	13,862,074
Total Liabilities	34,794,642	32,579,545
Stockholders’ Equity
Class A - 10,000,000 authorized; 10,000,000 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	10,000	10,000
Class B - 100,000,000 authorized; 3,560,000 and 4,064,000 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3,560	4,064
Class C - 10,000,000 authorized; 0 issued and outstanding as of June 30, 2024 and December 31, 2023	0	0
Class D - 60,741,000 authorized; 60,741,000 issued and outstanding as of December 31, 2023, and 2022, respectively	60,741	60,741
Class E - 5,000,000 authorized; 3,172,175 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3,172	3,172
Class F - 50,000,000 authorized, 1,455,750 and 1,618,250 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,456	1,618
Common stock; $0.001 par value; 200,000,000 shares authorized; 133,006,691and 127,129,694 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	2,107,853	1,720,183
Additional paid-in capital	26,019,639	24,521,777
Retained Earnings/ accumulated Deficit	-5,754,719	-100,292
Capital Reserve	5,455,393	-
Noncontrolling interest	2,697,518	3,686,358
Total stockholders’ Equity	30,604,613	29,907,621
Total liabilities and stockholders’ Equity	$65,399,255	$62,487,166

The accompanying notes are an integral part of these unaudited/not reviewed consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED/NOT REVIEWED)

	For the Three Months Ended		For the Six Months Ended
	30-Jun-24 Not Reviewed	30-Jun-23 Not Reviewed	30-Jun-24 Not Reviewed	30-Jun-23 Not Reviewed

Revenue	4,245,791	1,943,690	5,345,259	3,595,851

Cost of revenues	2,688,540	1,375,004.00	3,467,733	2,553,284.00

Gross profit	1,557,251	568,686.00	1,877,526	1,042,567.00

Operating expenses
Professional fees	142,101	0	436,020	0
General and administrative	1,814,552	2,907,943	4,215,707	4,159,976
Total operating expenses	1,956,653	2,907,943	4,651,727	4,159,976

Income (loss) from operations	(399,402)	(2,339,257)	(2,774,201)	(3,117,409)

Other (income) expenses
Interest expense	255,669	1,116,537	438,694	1,542,509
Other Income	(107,050)	(1,164)	(506,604)	(4,703)
Total other (income) expense, net	148,619	1,115,373	(67,910)	1,537,806

Net Income (Loss)	(548,021)	(3,454,630)	(2,706,291)	(4,655,215)
Less: net income attributable to noncontrolling interest	152,547	-	19,111	-
Net income (loss) attributable to ILUS stockholders	(700,568)	(3,454,630)	(2,725,402)	(4,655,215)

Weighted average common shares outstanding	1,959,529,013	1,444,380,699	1,959,529,013	1,444,380,699

Net income (loss) per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these unaudited/not reviewed consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED/NOT REVIEWED)

FOR THE PERIOD ENDED JUNE 30, 2024

	Preferred Stock A		Preferred Stock B		Preferred Stock D		Preferred Stock E		Preferred Stock F		Common Stock		Minority Interest	Capital Reserve	Additional Paid-in Capital	Retain Loss	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount	Amount

Balance, December 31, 2023	10,000,000	10,000	4,064,000	4,064	60,741,000	60,741	3,172,175	3,172	1,618,250	1,618	1,720,182,651	1,720,183	3,686,358	0	24,521,777	(100,292)	29,907,621
Shared Issued																	0
Convertible notes converted to common stock											11,986,538	11,987			40,807		52,794
Common stock issued against Warrant											26,566,901	26,567			70,933		97,500
Common stock issued for Cash											22,349,206	22,349			97,651		120,000
Common stock issued as commitment shares											4,750,000	4,750			50,200		54,950
Common stock as compensation to AJB Capital Investments LLC											75,000,000	75,000			558,000		633,000
common stock as compensation to RB Capital Partners LLC											50,000,000	50,000			150,000		200,000
Preferred Stock class F issued									162,500	163					199,838		200,000
Preferred stock converted into common stock									(50,000)	(50)	5,000,000	5,000			(4,950)		0
Minority Interest - Hyperion - Removed													(131,319)				(131,319)
Minority Interest - QI - Removed													(1,922,351)				(1,922,351)
Changes in Retained earnings																4,195,517	4,195,517
Capital Reserve														5,520,734			5,520,734
Net Income													(206,332)			(1,951,939)	(2,158,270)
Minority Interest																	0

Total Shareholders’ Equity as of March 31, 2024	10,000,000	10,000	4,064,000	4,064	60,741,000	60,741	3,172,175	3,172	1,730,750	1,731	1,915,835,296	1,915,836	1,426,357	5,520,734	25,684,256	2,143,286	36,770,175
Shared Issued																	0
Common Stock Share through Convertible											12,731,764	12,732			93,444		106,176
Converted F Stock to Common									(275,000)	(275)	27,500,000	27,500			(27,225)		0
Compensation Common Stock											101,385,800	101,386			319,060		420,446
Converted B Stock to Common			(504,000)	(504)							50,400,000	50,400			(49,896)		0
Change in Capital Reserve														(65,341)			(65,341)
Adjustment																(7,197,437)	(7,197,437)
Change in shareholder’s account													1,118,615				1,118,615
Net Income													152,547			(700,568)	(548,021)

Total Shareholders’ Equity as of June 30, 2024	10,000,000	10,000	3,560,000	3,560	60,741,000	60,741	3,172,175	3,172	1,455,750	1,456	2,107,852,860	2,107,853	2,697,518	5,455,393	26,019,639	(5,754,719)	30,604,613

FOR THE PERIOD ENDED JUNE 30, 2023

	Preferred Stock A		Preferred Stock B		Preferred Stock D		Preferred Stock E		Preferred Stock F		Common Stock		Minority Interest	Capital Reserve	Additional Paid-in Capital	Retain Loss	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount	Amount

Balance December 31,2022	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,633,250	1,634	1,355,230,699	1,355,230	24,386,712		20,631,261	9,664,983	56,117,132

Common stock issued											63,850,000	63,850			484,650		548,500
Common stock cancelled											(40,000,000)	(40,000)				40,000	0
Preferred stock issued									35,000	35					2,205		2,240
Adjustment													1,306,458			100	1,306,558
Changes in Retained earnings																(1,640,192)	(1,640,192)
Current Quarter Income																914,662	914,662

Total Shareholders’ Equity as of March 31, 2023	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,668,250	1,668	1,379,080,699	1,379,081	25,693,170		21,118,116	8,979,553	57,248,900

Common stock issued											55,300,000	55,300			547,800.00		603,100
Preferred converted into Common stock											10,000,000	10,000					10,000
Preferred stock converted									(100,000)	(100)							(100)
Preferred stock issued									100,000	100							100
Adjustment																(198)	(198)
																	0
Changes in Retainer Earnings																(216,214)	(216,214)
Current Quarter Income																980,224	980,224
Share of profit transferred to Non-Controlling Interest													3,980,873			(2,386,489)	1,594,384

Total Shareholders’ Equity as of June 30, 2023	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,668,250	1,668	1,444,380,699	1,444,381	29,674,043	0	21,665,916	7,356,876	60,220,196

The accompanying notes are an integral part of these unaudited/not reviewed consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED/NOT REVIEWED)

	June 30, 2024	June 30, 2023
Cash flows from operating activities
Loss for the period	(2,706,291)	(4,655,215)

Adjustment to reconcile net gain (loss) to net cash
Finance cost	438,694	0
Non-Cash Stock Compensation Expense	679,113	0
Stock issued for Services
Amortization	58,393
Commitment fees	248,350	0
Depreciation - PPE	38,680	31,868
Other income	(506,604)	0
Discount on convertible Notes	77,522	0
Changes in Assets and Liabilities, net
Current Assets	9,429,924	(1,937,566)
Other Current Liabilities	(303,269)	(68,940,644)
Net cash (used In) provided by operating activities	7,454,512	(75,501,557)

Cash flows from investing activities
Addition of Fixed Assets	(740,030)	(948,437)
Right of use Assets	(259,304)	0
Changes in Non-current assets	(11,292,178)	43,170,769
Changes in Non- Current Liabilities	2,338,304	2,567,583
Net cash used in investing activities	(9,953,208)	44,789,915

Cash flows from financing activities

Common Stock issued	387,670	52,034,434
Lease Finance	180,062	0
Preferred Stock Issued	(666)	5,455,341
Finance cost	(438,694)	0
Discount on convertible Notes	(77,522)	0
Additional Paid-up Capital	1,497,862	4,262,103
Changes in Retained Earnings & MI	1,039,165	(30,990,287)
		0
Net cash generated from financing activities	2,587,877	30,761,591

Net increase/(decrease) in cash and cash equivalents	89,181	49,949
Cash and cash equivalents at the beginning of the year	213,073	163,124
Cash and cash equivalents at end of the year	302,254	213,073

The accompanying notes are an integral part of these unaudited/not reviewed consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, HISTORY AND BUSINESS

(A) We were incorporated as a Superior Venture Corp. on April 27, 2010, in the State of Nevada to sell wine varietals. On November 9, 2012, we entered into an Exchange Agreement with Ilustrato Pictures Ltd., a British Columbia corporation (Ilustrato BC”), whereby we acquired all the issued and outstanding common stock of Ilustrato BC. On November 30, 2012, Ilustrato BC transferred all of its assets and liabilities to Ilustrato Pictures Limited, our wholly-owned subsidiary in Hong Kong (“Ilustrato HK”). On February 11, 2013, we changed the name to Ilustrato Pictures International, Inc.

(B) On April 1, 2016, Barton Hollow and the newly elected director of the issuer caused the Issuer to enter into a letter of Intent to merge with Cache Cabinetry, LLC, and Arizona limited liability company. Pursuant to the Letter of Intent, the parties thereto would endeavor to arrive at, and enter into, a definitive merger agreement providing for the Merger. As an inducement to the members of Cache Cabinetry, LLC to enter into the Letter of Intent and thereafter transact, the Issuer caused to be issued 360,000,000 shares of its common stock to the members.

(C) Subsequently, on April 6, 2016, the Issuer and Cache Cabinetry, LLC entered into a definitive agreement and Plan of Merger (the “Merger Agreement”). Concomitant therewith, the stockholders of the Issuer elected Derrick McWilliams, the President of Cache Cabinetry, LLC Chief Executive Officer of the Issuer, who along with Barton Hollow, ratified and approved the Merger Agreement and Merger.

(D) The Merger closed on June 3, 2016. The merger is designed as a reverse subsidiary merger pursuant to Section 368(a)(2)(E) of the Internal Revenue Code. That is, upon closing, Cache Cabinetry LLC will merge into a newly created subsidiary of the Issuer with the members of Cache Cabinetry, LLC receiving shares of the common stock of the Issuer as consideration therefor. Upon closing of the Merger, Cache Cabinetry, LLC will be the surviving corporation in its merger with the wholly-owned subsidiary of the Issuer and, therefore has become the wholly-owned operating subsidiary of the Issuer.

(E) On November 9th, 2018, the Company entered into a Term Sheet for a Plan of Merger and Control with Larson Elmore.

(F) As a part of the share purchase arrangement between Lee Larson Elmore and FB Technologies Global Inc., Nick Link, the owner of FB Technologies Global Inc. replaced Lee Larson Elmore as CEO of Ilustrato Pictures International Inc. on January 14, 2021, where we eventually got control over activities and books of accounts of Ilustrato Pictures International Inc. So, we are not aware about facts mentioned above vide note no. 1(A), 1(B), 1(C), 1(D), 1(E), 1(F) and 1(G) ‘organization, history, and business’ as they are related to prior to the date on which control over activities and books of accounts of Ilustrato Pictures International Inc. were handed over to us. Thus, those events have been reiterated as disclosed in previous fillings made by the preceding management of the company with the SEC.

(G) On May 18, 2020, the Company entered into a definitive agreement and Plan of Merger with FB Technologies Global, Inc, the shareholders of FB Technologies Global, Inc. were issued 3,172,175 shares of Series E Preferred Stock for their shares 360,000,000 common shares, 60,741,000 Preference D and 10,000,000 Preference A Shares. A final tranche of preference shares subject to performance to be issued in Quarter 1 of 2022. The merger was consummated on January 14, 2021.

(H) Firebug Mechanical Equipment LLC was incorporated on May 8, 2017. ILUS acquired 100% of this company on January 26, 2021, under a signed Share Purchase Agreement. This company is engaged in the research and development of firefighting technologies and the manufacturing of firefighting equipment and vehicles for its customers in the Middle East, Asia, and Africa.

(I) Georgia Fire & Rescue Supply LLC (Georgia Fire) was incorporated on January 21, 2003. ILUS acquired 100% of this company on March 31, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution and servicing/maintenance of Firefighting, Rescue and Emergency Medical Services equipment. Purchase consideration includes an aggregate cash purchase price of $900,000 (Nine Hundred Thousand Dollars), wherein a fixed sum of $680,000 (Six Hundred Eighty Thousand) payable upon closing and the remaining $220,000 (Two Hundred Twenty Thousand Dollars) payable over a one-year period after closing to the extent the business operations of Georgia Fire & Rescue Supply, LLC meet mutually agreeable performance thresholds along with 1,500 (One Thousand Five Hundred) restricted Class F Preferred Shares in the public company llustrato Pictures International Inc. (Symbol: ILUS)

(J) Bright Concept Detection and Protection System LLC (BCD Fire) was incorporated on March 18, 2014. ILUS acquired 100% of this company on April 13, 2021, in connection with a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution, installation and maintenance of Fire Protection and Security systems. Purchase consideration includes 250,000 AED (Two hundred and fifty thousand) payable on signing of the Sales Purchase agreement, 10,000 AED (Ten thousand) monthly for 24 months starting from May 2021 and 1,000,000 (1 million) restricted shares in the public company llustrato Pictures International Inc. (Symbol: ILUS)

(K) Bull Head Products Inc. was incorporated on June 8, 2007. ILUS acquired 100% of this company on January 1, 2022, under a signed Share Purchase Agreement. This company is engaged in manufacturing aluminum truck beds and brush truck skid units for firefighting purposes including wildland firefighting. Purchase consideration includes an aggregate cash purchase price of $500,000 (Five Hundred Thousand) wherein a fixed sum of $300,000 (Three Hundred Thousand) payable upon closing and remaining $200,000 (Two Hundred Thousand) payable over a one-year period after closing to the extent the business operations of Bull Head Products Inc. meet mutually agreeable performance thresholds referenced in Exhibit B in the SPA along with 6,750 (Six Thousand Seven Hundred and Fifty) restricted Class F Preferred Shares in the public company llustrato Pictures International Inc. (Symbol: ILUS)

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

(O) Quality Industrial Corp. was originally incorporated on May 4, 1998. ILUS acquired 77% of this company on May 28, 2022, under a signed Share Purchase Agreement for an aggregate amount of $500,000. This company is engaged in the industrial, oil & gas, and manufacturing sectors. Quality Industrial Corp. is a public company that trades on the OTC Market under the ticker QIND and is designed as a Special Purpose Vehicle for our industrial and manufacturing division as well as for our operating company Quality International Co Ltd FCZ and other future acquisitions.

(P) AL Shola Al Modea Safety and Security LLC is a fire safety company registered in the United Arab Emirates. The company has signed a Share Purchase Agreement to acquire 51% control of AL Shola Al Modea Safety and Security LLC (ASSS) on December 13, 2022. The purchase consideration for 51% of the shares shall be up to $714,000 subject to certain agreed Targets and Key Performance indices being met as referenced in the SPA.

(Q) On January 3, 2024, Ilustrato Pictures International Inc. acquired a convertible note from YAII PN, LTD with outstanding principal and accrued interest of $600,685 in Samsara Luggage Inc. (SAML). On January 5, 2024, SAML reissued a convertible note to ILUS who on the same day converted the note into 150,753,425 shares of common stock in the Company pursuant to the terms of said exchange note. As a result of such conversion, Ilustrato acquired control of 91.5% of the outstanding shares in SAML as of January 5, 2024.

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

Contract Assets and Contract Liabilities acquired under Business Combinations

The company follows new guidance under ASC 606 regarding the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The company applies the definition of a performance obligation in ASC 606 when recognizing contract liabilities assumed in a business combination. The company eventually recognizes contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date. Earlier, contract assets and contract liabilities acquired in a business combination were recorded by the acquirer at fair value.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivables are charged off against the allowances when collectability is determined to be permanently impaired.

Inventories

In accordance with ASC 330, the Company states inventories at the lower of cost or net realizable value. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. The Company makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete, zero usage or impaired balances. Factors influencing these adjustments include changes in market demand, product life cycle and engineering changes.

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

Stock-Based Compensation

When applicable, the Company will account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stocks, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

In accordance with ASC 718, the company will generally apply the same guidance to both employee and nonemployee share-based awards. However, the company will also follow specific guidance for share-based awards to nonemployees related to the attribution of compensation cost and the inputs to the option-pricing model for the expected term. Nonemployee share-based payment equity awards are measured at the grant-date fair value of the equity instruments, similar to employee share-based payment equity awards.

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

Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to shareholders by the weighted average number of shares available. Diluted earnings (loss) per share available. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.

Organization and Offering Cost

The Company has a policy to expense organization and offering cost as incurred.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Fair Value of Financial Instruments

The company’s financial instruments consist of cash and cash equivalents, accounts receivable, and notes payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business segment

ASC 280, “Segment Reporting” requires the use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.

Below is the Statement of operations of reportable Segment:

Divisional Income Statement

The Company is organized into two divisions based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s segments are as follows:

1.	Emergency Response

2.	Industrial & Manufacturing

All intersegment transactions have been eliminated in consolidation.
	For the Six Months Ended
	June 30, 2024	2023 (Restated)
Emergency & Response Division
Revenue	2,028,053	3,595,851
Cost Of Goods Sold	1,399,025	2,553,284
Gross Profit	629,028	1,042,567
Total Operating Expenses	1,886,734	3,259,649
Operating Loss	(1,257,706)	(2,217,08)
Net Loss	(1,252,125)	(2,988,458)

Our revenue decreased to $2,028,053 for the six months ended June 30, 2024, from $3,595,851 in 2023, a 44% decrease year to date. Gross profit percentage increased to 31% for the six months ended June 3, 2024, from 29% in 2023.

Operating expenses decreased to $1,886,734 for the six months ended June 30, 2024, compared with the same period of $ 3,259,649 in the year 2023.

For the coming period 2024, the Company will continue to allocate financial, technical and sales resources for recently acquired subsidiaries to positively impact their financial results through increased sales orders and efficiency. Allocated personnel will primarily focus on accelerating sales and marketing efforts, product development, international market expansion, optimizing supply chain and production processes, and overall increased profitability while continuing with the integration and optimization of currently operating companies. With the group expansion and growth, we also intend to hire executives and personnel with specific industry experience and fields of expertise to streamline financial reporting, compliance, and Investor Relations and to improve our corporate governance.

	For the Six Months Ended
	June 30, 2024	June 30, 2023 (Restated)
Industrial & Manufacturing Division (QIND)
Revenue	3,317,206	0

Cost of revenues	2,068,708	0

Gross profit	1,248,498	0

Total Operating Expenses	911,179	900,327
Profit/ loss from Operations	337,319	(900,327)
Non-Operating expenses	165,851	766,430
Non-Operating Income	427,554	—
Net loss/ profit	599,022	(1,666,757)

For our Industrial and Manufacturing Division, the Operating Revenue increased to $3,317,206 for the quarter ended June 30, 2024, compared to $0 for the year ended June 30, 2023. The increase in revenue, was the result of the consolidation of Al Shola Gas For our Industrial and Manufacturing Division, the Operating expenses increased to $10,852 for the year ended June 30, 2024, compared to $65,013 for the year ended June 30, 2023. Our increase in operating expenses in 2024 was mainly the result of the consolidation of Al Shola Gas in our subsidiary QIND. Our Subsidiary QIND acquired a 51% interest in Al Shola Gas on March 23, 2024, and is consolidating the profitable operating company into its financials from Q2 2024.

We earned a profit of $599,022 for the six months ended June 30, 2024, compared to a net loss of $1,666,757 for the six months ended June 30, 2023. The change from loss to profit for the period ended June 30, 2024, is a result of Net Income from our acquisition of Al Shola Gas and the reversal of interest payments on the loan agreements with Mahavir and Artelliq.

Geographical presence

Presently our operations are spread across the United States, United Arab Emirates, United Kingdom, and the Republic of Serbia, however, we plan to further expand our regional presence and aim to expand our manufacturing operations in the United States during 2024. At present the revenue reported above is from the United States and United Arab Emirates. We’ve classified the revenue based on the entities registered in their respective locations. All the revenue generated as indicated has solely come from external customers, with no sales involving inter-company transactions.

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

Rounding Off

Figures are rounded off to the nearest $, except the value of EPS and number of shares.

NOTE 3: CURRENT ASSETS

	June 30,	December 31,
Particulars	2024	2023

Loans advanced	(2,327)	1,855,892
Advance given to suppliers and sub-contractors	0	65,089
Director’s current accounts	2,519,267	679,245
Statutory dues receivable	0	50,404
Deposits	0	46,918
Accrual of discount on notes	85,354	217,440
Deferred expenses - consultancy	1,785,938	0
Buy Back Commitment	2,000,000	2,000,000
Toto Loan Current Portion	3578709	0
Misc. current assets	149,546	536,171
Total	10,116,487	5,451,159

●	Advances to Subcontractors and Suppliers: Advances have been paid to the suppliers/ sub-contractors in the ordinary course of business for procurement of specialized material and equipment.

●	Directors Current Account includes amount incurred for Company’s Annual shareholders meeting, events for investor relationship, advances for our investment projects and other expenses incurred for future potential acquisitions.

●	Loan advanced refers to the amount advanced by a company in the ordinary course of business and includes the amount paid for set up of new businesses.

Accounts Receivable

Accounts receivables are reported at the customers’ outstanding balances, less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

The duration of such receivables extends from 30 days to beyond 12 months. Full payment is received only when a job/project is completed, and approvals are obtained. Provisions are created based on estimated irrecoverable amounts determined by reference to past default experience.

June 30,
2024
Accounts Receivables Ageing	(unaudited)
1-30 days	329,345
31-60 days	175,352
61-90 days	146,028
+90 days	6,881,243
Total	7,531,969

NOTE 4: NON-CURRENT ASSETS

Goodwill

As a part of the share purchase arrangement between Lee Larson Elmore and FB Technologies Global Inc., Nick Link, the owner of FB Technologies Global Inc. replaced Lee Larson Elmore as CEO of Ilustrato Pictures International Inc. on January 14, 2021, and we eventually got control over activities and books of accounts of Ilustrato Pictures International Inc. from the date January 14, 2021.

As of June 30, 2024, the additional Goodwill has been generated through the acquisition by our subsidiary Quality Industrial Corp, through the operating business of Al Shola Gas as consolidated from April 1, 2024. Goodwill accounted for in the books is primarily a result of the acquisition, representing the excess of the purchase price over the fair value of the tangible net assets acquired.

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

The company will assess impairment from the 2024 year-end in accordance with the guidance prescribed in ASC 350. The Company would assess at year-end whether there has been an impairment in the value of goodwill and identifiable intangible assets.

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

As of June 30, 2024, Goodwill, and intangible assets amount to $11,115,562 as compared to total assets amounting to $8,606,289 as of December 31, 2023. Below is a table displaying the Goodwill arising from the Company’s acquisitions:

Year	June 30, 2024	December 31, 2023
QIND	6,704,318	6,704,318
Firebug	0	(81,676)
Bullhead	0	597,226
Georgia Fire	0	136,175
ILUS UK	335,741	335,741
BCD	0	306,597
ASSS	0	607,908
SAML	4,075,503	0
Goodwill Total	11,115,562	8,606,289

Long term investments

Particulars	June 30, 2024	December 31, 2023
Investment in BCD	0	20,500
Investment in FB Fire Technologies Ltd	2,036,767	3,172,175
Investment in Quality International	0	6,500,000
Investment in Wikisoft	6,555,755	0
Investment in Dear Cashmere Holding Co.	12,000,000	12,000,000
Long term investment	4,672,175	0
Loan to Fb Fire Technologies Ltd	0	1,946,534
Total	25,264,697	23,639,209

The company holds long-term investments of $6,500,000 and $0 as of December 31, 2023, and June 30, 2024, respectively. These investments were made for the acquisition of Quality International, a transaction that was terminated on April 1, 2024

Investment in Dear Cashmere Holding Co.: The company received 10,000,000 shares of Common stock in Dear Cashmere Holding Co on May 21, 2021, as compensation for services to provided DRCR such as but not limited to, free rent in Al Marsa Street 66, 11th Floor, Office 1105, Dubai, free use of inhouse accounting, IT, and legal team from 2021 until December 31, 2023. The shares were discretionary awarded and recorded at a fair market value of $1.20 with a grant date as of May 21, 2021, in accordance with ASC 718 and issued by, the Chairman, Nicolas Link and CEO, James Gibbons, of DRCR.

Investment in FB Fire Technologies:

Represents 3,172,175 number of Class E Preferred Stock issued, in advance, at $1 per share amounting $3,172,175 to the shareholders of FB Fire Technologies Ltd.

Tangible Assets

Particulars	June 30, 2024	December 31, 2023
Tangible Assets
Land and Buildings	0	0
Plant and Machineries	34,401	38,582
Furniture, Fixtures and Fittings	34,250	37,432
Vehicles	69,397	14,645
Computer and Computer Equipment	48,160	49,044
Total	186,207	139,523

Depreciation on tangible assets in accordance with ASC 360.

	Plant & Machinery	Furniture, Fixtures & Office Equipment	Vehicles	Computers	Total
Carrying value as of January 1, 2024	38,582	37,432.00	118,789	49,044	243,847
Addition during Q1 2024	3,116	9,801	-	-	12,917
Charged Depreciation Q1 2024	3,806	10,075	24,290	-	38,171
Carrying value March 31, 2024	37,892	37,158	94,499	49,044	218,592
Addition during Q2 2024	0	3,949	0	2,060	6,009
Charged Depreciation Q2 2024	3,491	6,857	25,102	2,944	38,394
Carrying value June 30, 2024	34,401	34,250	69,397	48,160	186,207

NOTE 5: CURRENT LIABILITIES

Other Current Liabilities

Particulars	June 30, 2024	December 31, 2023
Accrued payables	68,505	204,925
Credit cards	10,494	8,221
other advances	942,990	827,824
Loan Payable	537,115	6,021,338
Misc. current liabilities	432,607	165,344
Payroll Liabilities	792,605	534,068
Payable to Government Authorities	124,309	64,199
Provision for Audit Fees	39,500	24,500
Payable to subsidiaries	10,832,740	975,547
Total	13,780,865	8,825,966

As per the applicable accounting standards, Borrowings from financial institutions have been bifurcated into current and non-current liabilities.

NOTE 6: NON-CURRENT LIABILITIES

Notes Payable

The following is the list of Notes payable as of June 30, 2024. Convertible Notes issued during the reported period are accounted in the books as a liability, accrued Interest and discount on notes is also accounted accordingly as per general accounting principles.

On February 04, 2022, the company entered into a convertible note with Discover Growth Fund LLC – John Burke for the amount of $2,000,000. The note is convertible at 35% below the lowest past 15-day share price and bears 12% interest per annum. The note matured on February 4, 2023. The Company signed a Forbearance Agreement with Discover Growth Fund on May 3, 2023. The Company shall make monthly minimum loan payments to Discover Growth Fund of $450,000.00 commencing on May 30, 2023, and on the 5th day of each month thereafter, until the Note is paid in full. Four payments of  450,000 have been made as of June 30, 2024.

On June 1, 2022, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $1,000,000. The note is convertible into common stock at the rate of $0.50 and bears 5% interest per annum. The note matures on May 31, 2024. This note has been partially converted.

On December 22, 2023, the company entered into a convertible note with AJB Capital Investment LLC for the amount of $1,680,000. The note is convertible into common stock upon an event of default at the rate equal to volume weighted average trading price of the specified period and bears 12% interest. The note matures on May 1, 2024.

On January 15, 2024, the company entered into a convertible note with Twn Brooks Inc., for the amount of $27,500. The note is convertible into common stock at the rate of 65% of the lowest trading price 10 days prior to conversion and bears a 9% interest per annum. The note matures on July 15, 2024.

On January 23, 2024, the company entered into a convertible note with Twn Brooks Inc., for the amount of $25,000. The note is convertible into common stock at the rate of 65% of the lowest trading price 10 days prior to conversion and bears a 9% interest per annum. The note matures on July 23, 2024.

On January 31, 2024, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $600,000. The note is convertible into common stock at the rate of $0.10 and bears 8% interest per annum. The note matures on January 31, 2026.

On April 1, 2024, ILUS entered into a consolidated note payable with a principal amount of $6,405,750 with RB Capital Inc. which amount represents the amount owed to Holder as of April 1, 2024. Repayable at any time and bears 7% interest rate per annum. The Company may repay the Holder in cash at any time in full including all interest and principal, without penalty. If the issuer pays the holder $650,000 in cash in a fiscal quarter the holder will not be permitted to carry out a conversion in that fiscal quarter, unless by mutual agreement. The note is convertible into common stock at a rate equal to the variable conversion price as of 70% of the lowest trading price during the previous ten trading days.

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

On May 16, 2024, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $150,000. The note is convertible into common stock at the rate of $0.10 and bears a 7% interest per annum. The note matures on May 16, 2026.

On May 20, 2024, the company entered into a convertible note with Twn Brooks Inc., for the amount of $27,500. The note is convertible into common stock at the rate of 35% below the average past 10-day share price prior to conversion and bears a 9% interest per annum. The note matures on November 20, 2024.

On June 12, 2024, ILUS entered into a note payable of $91,530 with 1800 Diagonal Lending LLC. convertible into common stock 65% multiplied by the lowest trading price for the Common Stock during the ten (10) Trading Days prior to the Conversion date and bears a 13% interest per annum. The note matures on March 15, 2025.

On June 20, 2024, ILUS entered into a note payable of $63,250 with 1800 Diagonal Lending LLC. convertible into common stock 65% multiplied by the lowest trading price for the Common Stock during the ten (10) Trading Days prior to the Conversion date and bears a 13% interest per annum. The note matures on March 30, 2025.

NOTE 7: OTHER NON CURRENT LIABILITIES

Particulars	June 30, 2024	December 31, 2023
Retirement benefits to pay	274,575	145,662
Bank Borrowings	320,972	0
Provision for Convertible Notes	1,249,055	1,155,338
Interest on Convertible Notes	0	820,455
Total	1,844,602	2,121,455

Options and Warrants

The Company chooses not to record warrants in its financial books if the exercise price is significantly higher than the current market price and classifies it as a contingent liability. For example, the common stock purchase warrant to Discover Growth Fund, LLC described below has an exercise price of $0.275. As of December 31, 2022, the market price was $0.07, and by March 15, 2023, it had further decreased to $0.04 when the Consolidated Financial Statements were being audited. The Company’s management classifies these warrants as a contingent liability, given the decline in prices, making it unlikely that the warrants will be exercised in the future. The management reserves warrant shares with its transfer agent. If the warrants should be exercised in the future the warrants will be accounted for in accordance with ASC 480.

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

NOTE 8: STOCKHOLDER´S EQUITY

Common Stock And Preferred Stock

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

Class E - 5,000,000 preferred shares; par value $0.001; non-cumulative. Dividends are 6% a year commencing a year after issuance. Dividends are to be paid annually. Redeemable at $1.00 per share, 2.25% must be redeemed per quarter, commencing one year after issuance, and shall be redeemed at a 130% premium to the redemption value. The shares do not have voting rights.

Class F – 50,000,000 preferred shares; par value $0.001 that convert at 100 common shares for every 1 preferred class F share with no voting rights and no dividends.

Stockholders’ Equity

As of June 30, 2024,

1.	3,500,000,000 shares of common stock are authorized, and 2,107,852,860 shares of the Company’s common stock are issued and outstanding.

2.	235,741,000 shares of all classes of preferred stock are authorized and 78,928,925 shares of the Company’s all classes of Preferred stock are issued and outstanding.

On January 3, 2024, Ilustrato Pictures International Inc. acquired a convertible note from YAII PN, LTD with outstanding principal and accrued interest of $600,685 in Samsara Luggage Inc. (SAML). On January 5, 2024, SAML reissued a convertible note to ILUS who on the same day converted the note into 150,753,425 shares of common stock in the Company pursuant to the terms of said exchange note. As a result of such conversion, Ilustrato acquired control of 91.5% of the outstanding shares in SAML as of January 5, 2024.

On January 03, 2024, we issued 3,250,000 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0072 per share for an aggregate price of $23,400.

On January 18, 2024, we issued 6,349,206 shares of common stock to Kyle Comerford for a stock purchase agreement for an aggregate price of $20,000.

On January 22, 2024, James Gibbons converted 50,000 shares of Preference F stock into 5,000,000 shares of common stock.

On January 22, 2024, we issued 2,500,000 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0166 per share for an aggregate price of $41,500.

On January 25, 2024, we issued 75,000,000 shares of common stock as compensation to AJB Capital Investments LLC for partial conversion of a convertible note for an aggregate price of $633,000.

On February 1, 2024, we issued 50,000,000 shares of common stock as compensation to RB Capital Partners LLC for partial conversion of a convertible note for an aggregate price of $200,000.

On February 2, 2024, we issued 2,250,000 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0172 per share for an aggregate price of $38,700.

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

On April 01, 2024, we issued 3,365,882 shares of common stock to TwnBrooks Inc for conversion of a convertible note for an aggregate price of $22,888.

On April 02, 2024, we issued 3,365,882 shares of common stock to TwnBrooks Inc for conversion of a convertible note for an aggregate price of $22,888.

On April 03, 2024, we issued 16,000,000 shares of common stock to Kevin Van Hoesen for a stock purchase agreement for an aggregate price of $100,000.

On April 11, 2024, John-Paul Backwell converted 200,000 shares of Preference F Stock into 20,000,000 shares of common stock.

On April 11, 2024, Daniel Link converted 75,000 shares of Preference F stock into 7,500,000 shares of common stock.

On April 15, 2024, we issued 4,000,000 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0108 per share for an aggregate price of $43,200 pursuant to the issuance of a convertible promissory note dated April 15, 2024, amounting to $55,000.00

On May 6, 2024, we issued 18,000,000 shares of common stock as compensation to RB Capital Partners LLC for the final conversion of a convertible note for an aggregate price of $72,000

On May 8, 2024, Alexander Kolyakin converted 504,000 shares of Preference B stock into 50,400,000 shares of common stock.

On May 15, 2024, we issued 72,000,000 shares of common stock as compensation to RB Capital Partners LLC for the partial conversion of a convertible note for an aggregate price of $288,000

On May 21, 2024, we issued 2,000,000 shares of common stock as commitment shares to TwnBrooks Inc, with a fair market value of $.0086 per share for an aggregate price of $17,200.00 pursuant to the issuance of a convertible promissory note dated May 20, 2024, amounting to $27,500.00

On 14 June 2024, we issued 11,385,800 shares of common stock as compensation to 1800 Diagonal Lending LLC for the conversion of a convertible note for an aggregate price of $59,946.24

NOTE 9: NET LOSS PER SHARE

Particulars	June 30, 2024	June 30, 2023
Basic EPS
Numerator
Net income / (loss)	(2,725,402)	(4,655,215)
Net Income attributable to common stockholders	$(2,725,402)	$(4,655,215)
Denominator
Weighted average shares outstanding	1,959,529,013	1,444,380,699
Number of shares used for basic EPS computation	1,959,529,013	1,444,380,699
Basic EPS	$(0.00)	$(0.00)

Diluted EPS
Numerator
Net income / (loss)	(2,725,402)	(4,655,215)
Net Income attributable to common stockholders	$(2,725,402)	$(4,655,215)
Denominator
Number of shares used for basic EPS computation	2,107,852,860	1,379,080,699
Conversion of Class A preferred stock to common stock	30,000,000	30,000,000
Conversion of Class B preferred stock to common stock	356,000,000	340,000,000
Conversion of Class C preferred stock to common stock	0	0
Conversion of Class D preferred stock to common stock	30,370,500,000	30,370,500,000
Conversion of Class E preferred stock to common stock	3,172,175	3,172,175
Conversion of Class F preferred stock to common stock	145,575,000	166,825,000
Number of shares used for diluted EPS computation	33,013,100,035	32,289,577,874
Diluted EPS	$(0.00)	$(0.00)

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

As of June 30, 2024, and December 31, 2023, the Company had amounts due to Quality Industrial Corp. (“QIND”), a subsidiary of the Company, of $1,836,396 and $333,133, respectively. These figures are related to an intercompany loan agreement executed by and between the Company and QIND on June 15, 2022. The maximum principal amount to be borrowed by either party from each other under the agreement is $1,000,000. The purpose of the agreement is to provide for working capital to either the Company or ILUS through cash advances on an unsecured basis requested by either party at any time and from time to time in amounts of up to $100,000 and the agreement shall automatically be renewed for successive one-year terms thereafter unless terminated. The intercompany loan agreement has a term of one year from the date of execution and all cash advances mature and become payable on the termination date. Any unpaid principal accrues simple interest from the date of each cash advance until payment in full at a rate equal to 1% per annum.

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

On December 08, 2022, we canceled 10,000,000 shares of common stock held by Louise Bennett.

On December 08, 2022, we canceled 1,300,000 shares of preferred class F held by Louise Bennett.

On December 08, 2022, we canceled 800,000 shares of preferred class F held by John-Paul Backwell.

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

On May 4, 2023, QIND issued to Carsten Kjems Falk 2,250,000 shares of our common stock with a grant date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

On May 4, 2023, QIND issued to Krishnan Krishnamoorthy 2,250,000 shares of our common stock with a grant date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

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

Following companies are consolidating basis of Mergers & Acquisitions as of June 30, 2024:

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

We have been named as a defendant in an action commenced by Steve Nicol, who claims that he loaned $12,000 on or about May 23, 2017, to Cache Cabinetry, LLC a subsidiary of ILUS under a promissory note, but that ILUS agreed to assume the note. He further claims that he elected to convert the note and that ILUS failed to convert the note into shares of ILUS common stock. He has alleged breach of contract, declaratory relief, and specific performance to require the company to issue 75,000,000 shares of common stock in ILUS. The company obtained a provisional settlement on September 6, 2023, and final details are in negotiation.

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

Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going Ilustrato Pictures International Inc. recorded all revenue generated from selected customers on a credit basis. At the end of the year, accounts receivable for the previous year and the current year have not been collected. The management has represented that they will collect the cash for all outstanding account receivables due from the previous years and the current year.

NOTE 14: SUBSEQUENT EVENTS

On July 1, 2024, the company ILUS entered into a Convertible Note with a principal amount of $27,500 to Twn Brooks Inc. The note is convertible into common stock at the rate 35% below the average past 10-day share price. and bear 9% interest per annum. The note matures on January 1, 2025.

On July 1, 2024, the company ILUS entered into a Convertible Note with a principal amount of $27,500 to Twn Brooks Inc. The note is convertible into common stock at a rate 35% below the average past 10-day share price. and bear 9% interest per annum. The note matures on January 1, 2025.

On July 01, 2024, we issued 3,250,000 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0047 per share for an aggregate price of $15,275 pursuant to the issuance of a convertible promissory note dated April 15, 2024, amounting to $55,000.00.

On July 01, 2024, we issued 3,250,000 shares of common stock as commitment shares to Twn Brooks Inc. with a fair market value of $.0047 per share for an aggregate price of $15,275 pursuant to the issuance of a convertible promissory note dated April 15, 2024, amounting to $55,000.00.

On July 2, 2024, the company ILUS entered into a Convertible Note with a principal amount of $200,000 to RB Capital Partners Inc., which shall be convertible into shares of common stock of the Company at the rate of $0.10 per share. and bear 7% interest per annum. The note matures on July 2, 2026.

On July 8, 2024, we issued 15,000,000 shares of common stock to Larson Elmore pursuant to the Settlement Agreement.

On the 10th of July, we issued 200,000 Pref F shares as compensation to John-Paul Backwell.

On July 11, 2024, we issued 100,000,000 shares of common stock as compensation to RB Capital Partners LLC for the partial conversion of a convertible note for an aggregate price of $200,000

On August 13, 2024, the company ILUS entered into a Convertible Note with a principal amount of $65,000 to RB Capital Partners Inc., which shall be convertible into shares of common stock of the Company at the rate of $0.10 per share. and bear 7% interest per annum. The note matures on August 13, 2026.

On July 31, 2024, we issued 5,986,979 shares of common stock to Twn Brooks Inc for conversion of a convertible note for an aggregate price of $28,737.50

On August 05, 2024, we issued 5,852,564 shares of common stock to Twn Brooks Inc for conversion of a convertible note for an aggregate price of $28,531.25

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

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

Overview

ILUS is a corporation based in Nevada with a primary focus on serving the public safety, industrial, and renewable energy sectors. The company consists of two subsidiaries: Emergency Response Technologies (ERT) and Quality Industrial Corp. (QIND). ERT’s technology aims to protect communities, assets, and frontline personnel by acquiring the latest technology and solutions for the emergency response industry, which includes emergency medical services, fire and rescue services, law enforcement, and emergency management. QIND is an industrial company focused on the oil and gas as well as the utilities sector.

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

Our purchases are discretionary by nature and therefore sensitive to the availability of financing, consumer confidence, and unemployment levels among other factors, and are affected by general U.S. and global economic conditions, which create risks that future economic downturns will further reduce consumer demand and negatively impact our sales.

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

Planned Developments

ILUS continues to streamline its operations and align its core competencies with the evolving market demands. The Company is taking strategic steps to expand its portfolio of operating companies and therefore plans to acquire additional Emergency Response and Industrial companies. To support its expansion, the company plans to hire additional personnel in finance and legal. Our top priorities include supporting the expansion of our Emergency Response and Industrial subsidiaries. We intend to complete the Reverse Mergers of SAML and QIND (our two subsidiaries) with National Exchange-listed companies in the second half of 2024. Furthermore, we intend to issue an equity dividend in the form of SAML shares to ILUS shareholders following our sale of Emergency Response Technologies assets to SAML.

Results of Operation for the Three and Six Months Ended June 30, 2024, and 2023

Revenues

We earned $5,345,259 in revenue for the six months ended June 30, 2024, compared with a revenue of $3,595,851 in revenue for the six months ended June 30, 2023.

We earned $4,245,791 in revenue for the three months ended June 30, 2024, compared with a revenue of $1,943,690 in revenue for the three months ended June 30, 2023. Our increase in revenue were mainly as a result of acquiring Al Shola Gas in our industrial and manufacturing division.

Operating Expenses

Operating expenses increased from $4,159,976 for the six months ended June 30, 2023, to $4,651,727 for the six months ended June 30, 2024. For three months ended June 30, 2023, we had operating expenses of 2,907,943 and for the same period in 2024 were 1,956,653. Our increase in operating expenses for the six months ended June 30, 2024, were mainly as a result of acquiring Al Shola Gas, and administrative and operating costs associated with the business activities of our subsidiaries QIND and SAML.

We anticipate that our operating expenses will increase as QIND and SAML undertake their expansion plans associated with all operating businesses.

Non-Operating Expenses

We had other non-operating expenses of $438,694 for the six months ended June 30, 2024, as compared $1,542,509 in other expenses for the same period ended 2023. We had other non-operating expenses of $255,669 for the three months ended June 30, 2024, as compared with $1,116,537 in other expenses for the same period ended 2023. The decrease in non-operating expenses was mainly the result of an exchange note with RB Capital which decreased the Interest on Convertible notes.

Non-Operating Income

We had other non-operating income of $506,609 for the six months ended June 30, 2024, as compared $4,703 for the same period ended 2023. We had other non-operating income of $107,050 for the three months ended June 30, 2024, as compared $1,164 for the same period ended 2023, Our other income YTD 2024 was a result of the reversal of interest payments on the loan agreements with Mahavir and Artelliq which have been unwound with the cancellation of the agreement with Quality International.

Net Income/Net Loss

We incurred Net loss of $2,725,402 for the six months ended June 30, 2024, compared to a net loss of $4,655,215 for the six months ended June 30, 2023. We incurred a Net loss of $548,021 for the three months ended June 30, 2024, compared to a net loss of $3,454,630 for the three months ended June 30, 2023. The decrease in Net loss YTD ended June 30, 2024, is a result of Al Shola Gas’ reported profit for the quarter and a reduction in operating expenses along with other income.

Divisional Income Statement

The Company is organized into two divisions based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s segments are as follows:

1.	Emergency Response

2.	Industrial & Manufacturing

intersegment transactions have been eliminated in consolidation.

	For the Six Months Ended June 30,
	2024	2023
Emergency & Response Division
Revenue	$2,028,053	1,099,000
Cost Of Goods Sold	1,399,025	779,000
Gross Profit	629,028	320,000
Total Operating Expenses	3,740,548	1,234,000
Operating Loss	(3,111,520)	(914,000)
Net Loss	$(3,305,313)	$(993,000)

Our revenue increased to $2,028,053 for the six months ended June 30, 2024, from $1,099,000 in 2023, constituting an 85% increase YTD. Gross profit percentage increased to 31% for the six months ended June 30, 2024, from 28.6% in 2023. The focus for the quarter has been to drive higher margin orders and hereby increase our Gross Profit.

Operating expenses increased to $3,740,548 for the six months ended June 30, 2024, $1,234,000 in 2023, primarily due to optimizing product development, marketing, and employee-related costs.

For the coming period 2024, the Company will continue to allocate financial, technical and sales resources for recently acquired subsidiaries to positively impact their financial results through increased sales orders and efficiency. Allocated personnel will primarily focus on accelerating sales and marketing efforts, product development, international market expansion, optimizing of supply chain and production processes, overall increased profitability while continuing with the integration and optimization of current operating companies. With the group expansion and growth, we also intend to hire executives and personnel with specific industry experience and fields of expertise to streamline financial reporting, compliance, and Investor Relations and to improve our corporate governance.

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Industrial & Manufacturing Division
Revenue	3,317,206	—

Cost of revenues	2,068,708	—

Gross profit	1,248,498	—

Total Operating Expenses	911,179	900,065
Profit/ loss from Operations	337,319	(900,065)
Non-Operating expenses	165,851	766,430
Non-Operating Income	427,554	—
Net loss/ profit	599,022	$(1,666,495)

For our Industrial and Manufacturing Division, the Operating Revenue increased to $3,317,206 for the period ended June 30, 2024, compared to $0 for the period ended June 30, 2023. The increase in revenue, was the result of the consolidation of Al Shola Gas For our Industrial and Manufacturing Division. The Operating expenses increased to $911,179 for the period ended June 30, 2024, compared to $900,065 for the period ended June 30, 2023. Our increase in operating expenses in 2024, was mainly the result of consolidation of Al Shola Gas in our subsidiary QIND. Our Subsidiary QIND acquired a 51% interest in Al Shola Gas on March 23, 2024, and will be consolidating the profitable operating company into the financials from Q2 2024 along reduction of some expenses.

We incurred Net Income of $599,022 for the six months ended June 30, 2024, compared to a net loss of $1,666,495 for the six months ended June 30, 2023. The increase in Net Profit for the quarter that ended June 30, 2024, is a result of Net Income from our acquisition of Al Shola Gas and the reversal of interest payments on the loan agreements with Mahavir and Artelliq.

Liquidity and Capital Resources

As of June 30, 2024, we had total current assets of $20,761,402 and total current liabilities of $18,414,202. We had a positive working capital of $2,347,200 as of June 30, 2024. This compares with a working capital of $11,384,674 as of December 31, 2023.

Operating activities generated $7,454,512 in cash for the six months ended June 30, 2024, as compared with $75,501,557 provided in cash for the six months ended June 30, 2023. Our positive operating cash flow YTD 2024 was mainly the result of six months of core business activities being higher and the merger of ASG operating expenses.

Investing activities used $9,953,208 in cash for the six months ended June 30, 2024, as compared with $44,789,915 provided in cash for the six months ended June 30, 2023.

Financing activities provided $2,587,877 in cash for the six months ended June 30, 2024, as compared with $30,761,591 for the same period ended 2023. Our financing cash flow YTD 2024 was mainly the result of Finance costs, proceeds from the issuance of convertible notes and changes in retained earnings.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of inherently uncertain matters. Our critical accounting policies are disclosed in the Notes of our unaudited financial statements included in this Quarterly Report on Form 10-Q.

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. On June 30, 2024, we performed a goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted on March 31, 2024. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to the future periods’ results of operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Part II: Other Information

Item 1 - Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation other than those mentioned in Note 12. There are no proceedings in which any of our directors, officers, or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interests.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Share Purchase Agreement, dated January 18, 2023 *
2.2	Share Purchase Agreement, dated January 27, 2023 *
2.3	Stock Purchase Agreement Al Shola Gas LLC., dated March 27, 2024 *
3.1	Certificate of Amendment, dated April 11, 2024 *
4.1	Convertible Promissory Note, dated January 26, 2023, with Jefferson Street Capital LLC *
4.2	Convertible Stock Purchase Warrant, dated January 26, 2023, with Jefferson Street Capital LLC *
4.3	Amended Convertible Stock Purchase Warrant, dated March 8, 2023, with AJB Capital Investments, LLC *
4.4	Amended Convertible Promissory Note, dated March 8, 2023, with AJB Capital Investments, LLC *
4.5	Assignment Agreement, dated January 3, 2024, by and among YAII, Ltd and ILUS *
4.6	Convertible Debenture, reissued January 5, 2024, in Samsara Luggage Inc.*
4.7	Stock Purchase Agreement, dated January 12, 2024, with Kyle Edward Comerford *
4.8	Convertible Promissory Note, dated January 17, 2024, with 1800 Diagonal Lending LLC *
4.9	Convertible Note, dated January 15, 2024, Twn Brooks Inc.*
4.10	Convertible Note, dated January 23, 2024, Twn Brooks Inc.*
4.11	Convertible Promissory Note, dated January 31, 2024, with RB Capital Partners Inc.*
4.12	Assignment Agreement Twn Brooks Inc., dated March 11, 2024, with Twn Brooks Inc. *
4.13	Assignment Agreement Twn Brooks Inc., dated March 11, 2024, with Twn Brooks Inc. *
4.14	Stock Purchase Agreement dated March 18, 2024, with Kevin Van Hoesen *
4.15	Consolidated Convertible Promissory Note, dated April 1, 2024, with RB Capital Partners Inc.*
4.16	Convertible Note, dated April 15, 2024, Twn Brooks Inc.*
4.17	Convertible Promissory Note, dated May 6, 2024, with RB Capital Partners Inc.*
4.18	Cancellation of debt, dated May 6, 2024, with RB Capital Partners Inc.*
4.19	Amendment Convertible Promissory Note, dated May 7, 2024, with RB Capital Partners Inc.*
4.20	Convertible Promissory Note, dated January 17, 2024, with 1800 Diagonal Lending LLC *
4.21	Convertible Note, dated May 20, 2024, Twn Brooks Inc.*
4.22	Convertible Note, dated May 16, 2024, with RB Capital Partners Inc.**
4.23	Convertible Note, dated June 12, 2024, with 1800 Diagonal Lending LLC **
4.24	Convertible Note, dated June 20, 2024, with 1800 Diagonal Lending LLC **
4.25	Convertible Note, dated July 1, 2024, with TwnBrooks Inc. **
4.26	Convertible Note, dated July 1, 2024, with TwnBrooks Inc. **
4.27	Convertible Note, dated July 2, 2024, with RB Capital Partners Inc. **
4.28	Convertible Note, dated August 13, 2024, with RB Capital Partners Inc. **
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended **
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*	Provided Previously

**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ilustrato Pictures International Inc.

Date:	August 26, 2024

By:	/s/ Nicolas Link
Nicolas Link
Title:	Chief Executive Officer (principal executive)

Ilustrato Pictures International Inc.

Date:	August 26, 2024

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy
Title:	Chief Financial Officer (principal accounting and financial officer)