Form 10-Q
period 2024-09-30
Ilustrato Pictures International Inc.
filed 2024-11-19
CIK 1496383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,495,280,962 common shares as of November 19, 2024

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the period ended September 30, 2024 (the “Report”) including, but not limited to, the financial statements, related notes, and other information included herein has not been reviewed by the Company’s independent public accounting firm prior to the filing of this Report. On August 19, 2024, the Company engaged a new independent registered public accounting firm. The new independent registered public accounting firm will review this Form 10-Q and upon the completion of its review, the Company will file the requisite amendment to this Report. The delayed review is due to the fact that ILUS owns controlling positions in a number of public companies which have all changed auditors simultaneously and all need to be reviewed prior to ILUS being reviewed. Quarter 1 was reviewed by the previous auditor, and it is anticipated that Quarter 2 and Quarter 3 will be reviewed by the companies' new auditors during the 4th Quarter and any amendments will be filed accordingly, if required.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2024 (Unaudited/Not Reviewed) and December 31, 2023;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2024, and 2023(Unaudited/Not Reviewed);
F-3	Consolidated Statement of Stockholders’ Equity for the periods ended September 30, 2024, and 2023 (Unaudited/Not Reviewed);
F-4	Consolidated Statements of Cash Flows for the periods ended September 30, 2024, and 2023 (Unaudited/Not Reviewed); and
F-5	Notes to consolidated Financial Statements (Unaudited/Not Reviewed).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2024, are not necessarily indicative of the results that can be expected for the full year.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED/NOT REVIEWED)

		September 30, 2024	December 31, 2023
		Not Reviewed	Audited
ASSETS
Current Assets
Cash and Cash Equivalents		338,906	213,073
Accounts Receivables	3	7,748,643	22,825,113
Inventory		2,002,182	1,612,800
Deposits, Prepayments, & Advances		950,502	0
Other Current Assets	3	6,665,772	5,451,159
Total Current Assets		17,706,005	30,102,145
Long term Investments	4	28,884,037	23,639,209
Right of use of asset		274,997	0
Goodwill	4	11,115,562	8,606,289
Tangible Assets	4	151,237	139,523
Capital work in progress		654,666	0
Receivable Non-Current	4	7,157,417	0
Total Non-Current Assets		48,237,916	32,385,021
Total Assets		65,943,921	62,487,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account Payable		4,396,772	9,891,505
Current lease liability		91,190	0
Related Party Payables		420,593	0
Other Current liabilities	5	9,278,925	8,825,966
Total Current Liabilities		14,187,480	18,717,471
Non-current liabilities
Notes payable – long-term	6	14,642,916	11,740,619
Non-current lease liability		194,837	0
Other non-current liabilities	7	6,127,527	2,121,455
Total Non-Current Liabilities		20,965,280	13,862,074
Total Liabilities		35,152,760	32,579,545
Stockholders’ Equity
Common Stock: 3,500,000,000 shares authorized, $0.001 par value, 2,331,030,962 and 1,720,182,651 issued and outstanding	8	2,331,032	1,720,183
Preferred Stock: 235,741,000 authorized, $0.001 par value,
Class A - 10,000,000 authorized; 10,000,000 issued and outstanding		10,000	10,000
Class B - 100,000,000 authorized; 3,560,000 & 4,064,000 issued and outstanding		3,560	4,064
Class C - 10,000,000 authorized; 0 issued and outstanding		—	—
Class D - 60,741,000 authorized; 60,741,000 issued and outstanding		60,741	60,741
Class E - 5,000,000 authorized; 3,172,175 issued and outstanding		3,172	3,172
Class F - 50,000,000 authorized; 1,655,750 & 1,618,000 issued and outstanding		1,656	1,618
Additional Paid-in-capital		26,425,727	24,521,777
Capital Reserve		5,449,186	0
Non-Controlling Interest		718,770	3,686,358
Retained Earnings		(4,212,683)	(100,292)
Total Stockholders’ Equity		30,791,161	29,907,621

Total Liabilities and Stockholders’ Equity		65,943,921	62,487,166

The accompanying notes are an integral part of these unaudited and not reviewed consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED/NOT REVIEWED)

	For the Three Months Ended		For the Nine Months Ended
	30-Sep-24 Not Reviewed	30-Sep-23 Not Reviewed	30-Sep-24 Not Reviewed	30-Sep-23 Not Reviewed

Revenue	3,327,681	1,990,588	8,672,940	5,586,439

Cost of revenues	1,985,442	1,334,436	5,453,175	3,887,721

Gross Profit	1,342,239	656,152	3,219,765	1,698,718

Operating expenses
Professional fees	266,993	0	703,013	0
General and administrative	2,693,773	3,973,907	6,909,480	9,676,392
Total operating expenses	2,960,766	3,973,907	7,612,493	9,676,392

Income (loss) from operations	(1,618,527)	(3,317,755)	(4,392,728)	(7,977,674)

Other (income) expenses
Interest expense	(194,193)	0	244,501	0
Other Income	(42,942)	(526)	(549,546)	(5,231)
Total other (income) expense, net	(237,135)	(526)	(305,045)	(5,231)

Net Income (Loss) before Tax	(1,381,392)	(3,317,229)	(4,087,683)	(7,972,443)
Corporate Income Tax	79,985	-	79,985	-
Net Income (Loss)	(1,461,377)	(3,317,229)	(4,167,668)	(7,972,443)
Less: net income attributable to noncontrolling interest	(318,416)	-	(299,305)	-
Net income (loss) attributable to ILUS stockholders	(1,142,961)	(3,317,229)	(3,868,363)	(7,972,443)

Weighted average common shares outstanding	2,035,348,686	1,556,878,281	2,035,348,686	1,556,878,281

Net income (loss) per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)

The accompanying notes are an integral part of these unaudited and not reviewed consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED/NOT REVIEWED)

For the Nine Months Ended September 30, 2024

	Preferred Stock A		Preferred Stock B		Preferred Stock D		Preferred Stock E		Preferred Stock F		Common Stock		Minority Interest	Capital Reserve	Additional Paid-in Capital	Retain Loss	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount	Amount

Balance, December 31, 2023	10,000,000	10,000	4,064,000	4,064	60,741,000	60,741	3,172,175	3,172	1,618,250	1,618	1,720,182,651	1,720,183	3,686,358	0	24,521,777	(100,292)	29,907,621
Shared Issued																	0
Convertible Conversion common stock											11,986,538	11,987			40,807		52,794
Common stock issued against Warrant											26,566,901	26,567			70,933		97,500
Common stock issued for Cash											22,349,206	22,349			97,651		120,000
Common stock issued as commitment shares											4,750,000	4,750			50,200		54,950
Common stock as compensation to AJB Capital Investments LLC											75,000,000	75,000			558,000		633,000
common stock as compensation to RB Capital Partners LLC											50,000,000	50,000			150,000		200,000
Preferred Stock class F issued									162,500	163					199,838		200,000
Preferred stock converted into common stock									(50,000)	(50)	5,000,000	5,000			(4,950)		0
Minority Interest - Hyperion - Removed													(131,319)				(131,319)
Minority Interest - QI - Removed													(1,922,351)				(1,922,351)
Changes in Retained earnings																4,195,517	4,195,517
Capital Reserve														5,520,734			5,520,734
Net Income													(206,332)			(1,951,939)	(2,158,270)
Minority Interest																	0
																	0

Total Shareholders’ Equity as of March 31, 2024	10,000,000	10,000	4,064,000	4,064	60,741,000	60,741	3,172,175	3,172	1,730,750	1,731	1,915,835,296	1,915,836	1,426,357	5,520,734	25,684,256	2,143,286	36,770,175
Shared Issued																	0
Common Stock through Convertible											12,731,764	12,732			93,444		106,176
Converted F Stock to Common									(275,000)	(275)	27,500,000	27,500			(27,225)		0
Compensation Common Stock											101,385,800	101,386			319,060		420,446
Converted B Stock to Common			(504,000)	(504)							50,400,000	50,400			(49,896)		0
Change in Capital Reserve														(65,341)			(65,341)
Adjustment																	0
Change in shareholders account													1,118,615			(7,197,437)	(6,078,822)
Net Income													152,547			(700,568)	(548,021)
Change in Minority Interest																	0
																	0
																	0
																	0
Total Shareholders’ Equity as of June 30, 2024	10,000,000	10,000	3,560,000	3,560	60,741,000	60,741	3,172,175	3,172	1,455,750	1,456	2,107,852,860	2,107,853	2,697,518	5,455,393	26,019,639	(5,754,719)	30,604,613
Shared Issued																	0
																	0
Common Stock Share - Conversion											85,428,102	85,429			155,688		241,117
Common Stock - Compensation											100,000,000	100,000			100,000		200,000
Prefer F Stock - Services									200,000	200					19,800		20,000
Common Stock - Commitment											22,750,000	22,750			60,100		82,850
Common Stock - Settlement											15,000,000	15,000			70,500		85,500
Change in shareholders account													(1,660,332)			2,684,997	1,024,665
Net Income													(318,416)			(1,142,961)	(1,461,377)
Share issue pursuant to a loan														(6,207)			(6,207)
																	0
																	0
																	0
Total Shareholders’ Equity as of September 30, 2024	10,000,000	10,000	3,560,000	3,560	60,741,000	60,741	3,172,175	3,172	1,655,750	1,656	2,331,030,962	2,331,032	718,770	5,449,186	26,425,727	(4,212,683)	30,791,161

For the Nine Months Ended September 30, 2023

	Preferred Stock A		Preferred Stock B		Preferred Stock D		Preferred Stock E		Preferred Stock F		Common Stock		Minority Interest	Capital Reserve	Additional Paid-in Capital	Retain Loss	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount	Amount
Balance December 31, 2022	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,633,250	1,634	1,355,230,699	1,355,230	24,386,712		20,631,261	9,664,983	56,117,132

Common stock issued											63,850,000	63,850			484,650		548,500
Common stock cancelled											(40,000,000)	(40,000)				40,000	0
Preferred stock issued									35,000	35					2,205		2,240
Adjustment													1,306,458			100	1,306,558
Changes in Retained earnings																(1,640,192)	(1,640,192)
Current Quarter Income																914,662	914,662

Total Shareholders’ Equity as of March 31, 2023	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,668,250	1,668	1,379,080,699	1,379,081	25,693,170		21,118,116	8,979,553	57,248,900

Common stock issued											55,300,000	55,300			547,800		603,100
Preferred converted into Common stock											10,000,000	10,000					10,000
Preferred stock converted									(100,000)	(100)							(100)
Preferred stock issued									100,000	100							100
Adjustment																(198)	(198)
																	0
Changes in Retainer Earnings																(216,214)	(216,214)
Current Quarter Income																980,224	980,224
Share of profit transferred to Non-Controlling Interest													3,980,873			(2,386,489)	1,594,384
																	0
																	0
Total Shareholders’ Equity as of June 30, 2023	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,668,250	1,668	1,444,380,699	1,444,381	29,674,043	0	21,665,916	7,356,876	60,220,196

Common stock issued against Services											21,665,710	21,666			470,146		491,812
Common stock issued against Note conversion											53,125,000	53,125			478,125		531,250
Common stock issued for Cash											37,081,872	37,082			322,918		360,000
Common stock issued as commitment shares											625,000	625			12,500		13,125
Current Quarter Income																472,145	472,145
Adjustment (QI NCI Removed)													(33,228,672)			(10,339,474)	(43,568,146)
Income transferred to Minority Interest													3,554,629				3,554,629
Changes in Retained earnings																(315,472)	(315,472)
																	0
Total Shareholders’ Equity as of September 30, 2023	10,000,000	10,000	3,400,000	3,400	60,741,000	60,741	3,172,175	3,172	1,668,250	1,668	1,556,878,281	1,556,878	0	0	22,949,605	(2,825,925)	21,759,538

The accompanying notes are an integral part of these unaudited and not reviewed consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED/NOT REVIEWED)

	September 30, 2024	September 30, 2023
Cash flows from operating activities
Loss for the period	(4,167,668)	(7,972,443)

Adjustment to reconcile net gain (loss) to net cash
Finance cost	244,501	0
Non-Cash Stock Compensation Expense	679,113	0
Stock issued for Services
Amortization	58,393
Commitment fees	248,350	0
Depreciation - PPE	38,680	52,935
Corporate Income Tax	79,985	0
Other income	(506,604)	0
Discount on convertible Notes	77,522	0
Changes in Assets and Liabilities, net
Current Assets	12,521,973	17,804,539
Other Current Liabilities	(4,529,991)	(10,319,758)
Net cash (used In) provided by operating activities	4,744,254	(434,727)

Cash flows from investing activities
Addition of Fixed Assets	(705,060)	2,626,975
Right of use Assets	(274,997)	0
Changes in Non-current assets	(14,911,518)	18,154,683
Changes in Non- Current Liabilities	6,908,369	(10,158,092)
Net cash used in investing activities	(8,983,206)	10,623,566

Cash flows from financing activities

Common Stock issued	610,849	23,905
Lease Finance	194,837	0
Preferred Stock Issued	(466)	78,981
Finance cost	(244,501)	0
Discount on convertible Notes	(77,522)	0
Additional Paid-up Capital	1,903,950	(10,405,598)
Subsidiaries Finances	1,977,638	(187,925)
		0
Net cash generated from financing activities	4,364,785	(10,490,637)

Net increase/(decrease) in cash and cash equivalents	125,833	(301,798)
Cash and cash equivalents at the beginning of the year	213,073	305,862
Cash and cash equivalents at end of the year	338,906	4,064

The accompanying notes are an integral part of these unaudited and not reviewed consolidated financial statements.

ILUSTRATO PICTURES INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: ORGANIZATION, HISTORY AND BUSINESS

(A) We were incorporated as Superior Venture Corp. on April 27, 2010, in the State of Nevada to sell wine varietals. On November 9, 2012, we entered into an Exchange Agreement with Ilustrato Pictures Ltd., a British Columbia corporation (Ilustrato BC”), whereby we acquired all the issued and outstanding common stock of Ilustrato BC. On November 30, 2012, Ilustrato BC transferred all of its assets and liabilities to Ilustrato Pictures Limited, our wholly owned subsidiary in Hong Kong (“Ilustrato HK”). On February 11, 2013, we changed the name to Ilustrato Pictures International, Inc.

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

(D) The Merger closed on June 3, 2016. The merger is designed as a reverse subsidiary merger pursuant to Section 368(a)(2)(E) of the Internal Revenue Code. That is, upon closing, Cache Cabinetry LLC will merge into a newly created subsidiary of the Issuer with the members of Cache Cabinetry, LLC receiving shares of the common stock of the Issuer as consideration therefor. Upon closing of the Merger, Cache Cabinetry, LLC will be the surviving corporation in its merger with the wholly owned subsidiary of the Issuer and, therefore has become the wholly owned operating subsidiary of the Issuer.

(E) On November 9th, 2018, the Company entered into a Term Sheet for a Plan of Merger and Control with Larson Elmore.

(F) As part of the share purchase arrangement between Lee Larson Elmore and FB Technologies Global Inc., Nick Link, the owner of FB Technologies Global Inc. replaced Lee Larson Elmore as CEO of Ilustrato Pictures International Inc. on January 14, 2021, where we eventually got control over activities and books of accounts of Ilustrato Pictures International Inc. So, we are not aware about facts mentioned above vide note no. 1(A), 1(B), 1(C), 1(D), 1(E), 1(F) and 1(G) ‘organization, history, and business’ as they are related to prior to the date on which control over activities and books of accounts of Ilustrato Pictures International Inc. were handed over to us. Thus, those events have been reiterated as disclosed in previous filings made by the preceding management of the company with the SEC.

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

NOTE 2: SUMMARY OF ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers.

Accordingly, revenue is recognized when control of the goods or services promised under a contract is transferred to the customer either at a point in time (e.g., upon delivery) or overtime (e.g., as the Company performs under the contract) in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods or services. The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. If collectability is not probable, the sale is deferred until collection becomes probable or payment is received.

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

The estimated useful life in years is as follows:

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

In accordance with ASC 718, the company will generally apply the same guidance to both employee and non-employee share-based awards. However, the company will also follow specific guidance for share-based awards to non-employees related to the attribution of compensation cost and the inputs to the option-pricing model for the expected term. Nonemployee share-based payment equity awards are measured at the grant-date fair value of the equity instruments, similar to employee share-based payment equity awards.

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model. The amount of stock-based compensation recognized during the period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeiture” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expenses for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns. The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

Below is the Statement of operations of reportable Segment:

Divisional Income Statement

The Company is organized into two divisions based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s segments are as follows:

1.	Emergency Response

2.	Industrial & Manufacturing

All intersegment transactions have been eliminated in consolidation.

	For the Nine Months Ended
	September 30, 2024	2023 (Restated)
Emergency & Response Division
Revenue	2,693,684	5,586,439
Cost Of Goods Sold	1,803,179	3,887,721
Gross Profit	890,505	1,698,718
Total Operating Expenses	3,156,647	8,776,065
Operating Loss	(2,266,142)	(7,077,347)
Net Loss	(2,152,674)	(6,305,686)

Our revenue decreased to $2,693,684 for the nine months ended September 30, 2024, from $5,586,439 in 2023, a 52% decrease year to date. Gross profit percentage increased to 33% for the nine months ended September 30, 2024, from 30% in 2023.

Operating expenses decreased to $3,156,647 for the nine months ended September 30, 2024, compared with the same period of $ 8,776,065 in the year 2023.

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

	For the Nine Months Ended
	September 30, 2024	September 30, 2023 (Restated)
Industrial & Manufacturing Division (QIND)
Revenue	5,979,256	0
Cost of revenues	3,649,996	0
Gross profit	2,329,260	0

Total Operating Expenses	2,098,762	900,327
Profit/ loss from Operations	230,498	(900,327)
Non-Operating expenses	306,684	766,430
Non-Operating Income	427,554	—
Net loss/ profit	351,368	(1,666,757)

year ended September 30, 2024. The increase in revenue, was the result of the consolidation of Al Shola Gas For our Industrial and Manufacturing Division, the Operating expenses increased to $2,098,762 for the period ended September 30, 2024, compared to $900,327 for the period ended September 30, 2023. Our increase in operating expenses in 2024 was mainly the result of the consolidation of Al Shola Gas in our subsidiary QIND. Our Subsidiary QIND acquired a 51% interest in Al Shola Gas on March 23, 2024, and is consolidating the profitable operating company into its financials from Q2 2024.

We earned a profit of $351,368 for the nine months ending September 30, 2024, compared to a net loss of $1,666,757 for the nine months ending September 30, 2023. The change from loss to profit for the period ending September 30, 2024, is a result of Net Income from our acquisition of Al Shola Gas and the reversal of interest payments on the loan agreements with Mahavir and Artelliq.

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

Rounding Off

Figures are rounded off to the nearest $, except the value of EPS and number of shares.

NOTE 3: OTHER CURRENT ASSETS

	September 30,	December 31,
Particulars	2024	2023

Loans advanced	0	1,855,892
Advance given to suppliers and sub-contractors	143,822	65,089
Director’s current accounts	2,227,662	679,245
Statutory dues receivable	0	50,404
Deposits	0	46,918
Intercompany loan	427,649	0
Accrual of discount on notes	175,759	217,440
Deferred expenses - consultancy	1,666,875	0
Buy Back Commitment	2,000,000	2,000,000
Misc. current assets	24,005	536,171
Total	6,665,772	5,451,159

●	Advances to Subcontractors and Suppliers: Advances have been paid to the suppliers/ sub-contractors in the ordinary course of business for procurement of specialized material and equipment.

●	Directors Current Account includes amount incurred for Company’s Annual shareholders meeting, events for investor relationship, advances for our investment projects and other expenses incurred for future potential acquisitions.

●	Loan advanced refers to the amount advanced by a company in the ordinary course of business and includes the amount paid for set up of new businesses.

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

September 30,
2024
Accounts Receivables Ageing	(unaudited)
1-30 days	801,056
31-60 days	411,172
61-90 days	395,374
+90 days	6,141,041
Total	7,748,643

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

As of September 30, 2024, the additional Goodwill has been generated through the acquisition by our subsidiary Quality Industrial Corp, through the operating business of Al Shola Gas as consolidated from April 1, 2024. Goodwill accounted for in the books is primarily a result of the acquisition, representing the excess of the purchase price over the fair value of the tangible net assets acquired.

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

If future operating performance at one or more of the Company’s reporting units were to fall significantly below forecasted levels, the Company could be required to reflect, under current applicable accounting rules, a non-cash charge to operating income for impairment. Any determination requiring the write-off of a significant portion of goodwill, or identifiable intangible assets would adversely impact the Company’s results of operations and net worth.

On April 1, 2024, the Agreement with Quality International was canceled by the Board of Directors of Quality Industrial Corp. QIND restated its financial statements as of December 31, 2022, which were previously reported on the Original Filing and subsequent amendments. Quality International is no longer considered as Goodwill. The following items reflect the restatements:

As of September 30, 2024, Goodwill and intangible assets amount to $11,115,562 as compared to total assets amounting to $8,606,289 as of December 31, 2023. Below is a table displaying the Goodwill arising from the Company’s acquisitions:

Year	September 30, 2024	December 31, 2023
QIND	6,704,318	6,704,318
Firebug	0	(81,676)
Bullhead	0	597,226
Georgia Fire	0	136,175
ILUS UK	335,741	335,741
BCD	0	306,597
ASSS	0	607,908
SAML	4,075,503	0
Goodwill Total	11,115,562	8,606,289

Long term investments

Particulars	September 30, 2024	December 31, 2023
Investment in BCD	0	20,500
Investment in FB Fire Technologies Ltd	2,037,347	3,172,175
Investment in Quality International	0	6,500,000
Investment in QIND	6,555,755	0
Investment in Dear Cashmere Holding Co.	12,000,000	12,000,000
Long term investment	8,290,935	0
Loan to Fb Fire Technologies Ltd	0	1,946,534
Total	28,884,037	23,639,209

The company holds long-term investments of $0 and $6,500,000 as of September 30, 2024, and December 31, 2023, respectively. These investments were made for the acquisition of Quality International, a transaction that was terminated on April 1, 2024

Investment in Dear Cashmere Holding Co.: The company received 10,000,000 shares of Common stock in Dear Cashmere Holding Co on May 21, 2021, as compensation for services to provided DRCR such as but not limited to, free rent in Al Marsa Street 66, 11th Floor, Office 1105, Dubai, free use of inhouse accounting, IT, and legal team from 2021 until December 31, 2023. The shares were discretionary awarded and recorded at a fair market value of $1.20 with a grant date as of May 21, 2021, in accordance with ASC 718 and issued by, the Chairman, Nicolas Link and CEO, James Gibbons, of DRCR.

Investment in FB Fire Technologies:

Represents 2,037,347 & 3,172,175 number of Class E Preferred Stock issued, in advance, at $1 per share amounting $2,037,347 & $3,172,175 to the shareholders of FB Fire Technologies Ltd.

The company holds investment Quality Industrial Corp (QIND).

The company holds long term equity investments in one of our subsidiaries.

Tangible Assets

Particulars	September 30, 2024	December 31, 2023
Tangible Assets
Land and Buildings	0	0
Plant and Machineries	30.910	38,582
Furniture, Fixtures and Fittings	29,169	37,432
Vehicles	45,802	14,645
Computer and Computer Equipment	45,357	49,044
Total	151,237	139,523

Depreciation on tangible assets in accordance with ASC 360.

	Plant & Machinery	Furniture, Fixtures & Office Equipment	Vehicles	Computers	Total
Carrying value as of January 1, 2024	38,582	37,432.00	118,789	49,044	243,847
Addition during Q1 2024	3,116	9,801	-	-	12,917
Charged Depreciation Q1 2024	3,806	10,075	24,290	-	38,171
Carrying value March 31, 2024	37,892	37,158	94,499	49,044	218,592
Addition during Q2 2024	0	3,949	0	2,060	6,009
Charged Depreciation Q2 2024	3,491	6,857	25,102	2,944	38,394
Carrying value June 30, 2024	34,401	34,250	69,397	48,160	186,207
Addition during Q3 2024	0	1,765	0	0	1,765
Charged Depreciation Q3 2024	3,491	6,846	23,595	2,803	36,735
Carrying value September 30, 2024	30,910	29,169	45,802	45,357	151,237

NOTE 5: CURRENT LIABILITIES

Other Current Liabilities

Particulars	September 30, 2024	December 31, 2023
Accrued payables	50,325	204,925
Credit cards	8,823	8,221
other advances	768,454	827,824
Loan Payable	534,115	6,021,338
Misc. current liabilities	398,781	165,344
Payroll Liabilities	931,453	534,068
Payable to Government Authorities	219,734	64,199
Provision for Audit Fees	34,500	24,500
Payable to subsidiaries	6,332,740	975,547
Total	9,278,925	8,825,966

As per the applicable accounting standards, Borrowings from financial institutions have been bifurcated into current and non-current liabilities.

NOTE 6: NON-CURRENT LIABILITIES

Total Notes  Payable – Long-Term

	September 30,	December 31,
Particulars	2024	2023
SAMSARA LUGGAGE, INC (SAML)	1,598,011	0
QUALITY INDUSTRAILA CORP.(QIND)	2,774,319	2,229,409
ILUSTRATO PICTURES INTERNATIONAL INC (ILUS)	10,270,586	9,511,210

Total	14,642,916	11,740,619

The following is the list of Notes payable as of September 30, 2024. Convertible Notes issued during the reported period are accounted in the books as a liability, accrued Interest and discount on notes is also accounted accordingly as per general accounting principles.

On February 04, 2022, the company entered into a convertible note with Discover Growth Fund LLC – John Burke for the amount of $2,000,000. The note is convertible at 35% below the lowest past 15-day share price and bears 12% interest per annum. The note matured on February 4, 2023. The Company signed a Forbearance Agreement with Discover Growth Fund on May 3, 2023. The Company shall make monthly minimum loan payments to Discover Growth Fund of $450,000.00 commencing on May 30, 2023, and on the 5th day of each month thereafter, until the Note is paid in full. Four payments of  $450,000 have been made as of September 30, 2024.

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

On April 15, 2024, the company entered into a convertible note with TwnBrooks Inc., for the amount of $55,000. The note is convertible into common stock at the rate of 65% of the lowest trading price 10 days prior to conversion and bears a 9% interest per annum. The note matures on October 15, 2024.

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

On May 20, 2024, the company entered into a convertible note with TwnBrooks Inc., for the amount of $27,500. The note is convertible into common stock at the rate of 35% below the average past 10-day share price prior to conversion and bears a 9% interest per annum. The note matures on November 20, 2024.

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

On July 01, 2024, the company entered into a convertible note with TwnBrooks Inc., for the amount of $27,500. The note is convertible into common stock at the rate of 35% below the average past 10-day share price prior to conversion and bears a 9% interest per annum. The note matures on January 01, 2025.

On July 01, 2024, the company entered into a convertible note with TwnBrooks Inc., for the amount of $27,500. The note is convertible into common stock at the rate of 35% below the average past 10-day share price prior to conversion and bears a 9% interest per annum. The note matures on January 01, 2025.

On July 02, 2024, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $200,000. The note is convertible into common stock at the rate of $0.10 and bears a 7% interest per annum. The note matures on July 02, 2026.

On August 13, 2024, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $65,000. The note is convertible into common stock at the rate of $0.10 and bears a 7% interest per annum. The note matures on August 13, 2026.

On August 30, 2024, the company entered into a convertible note with TwnBrooks Inc., for the amount of $55,000. The note is convertible into common stock at the rate of 50% below the average past 10-day share price prior to conversion and bears a 9% interest per annum. The note matures on February 28, 2025.

On September 04, 2024, the company entered into a convertible note with TwnBrooks Inc., for the amount of $27,500. The note is convertible into common stock at the rate of 50% below the average past 10-day share price prior to conversion and bears a 9% interest per annum. The note matures on March 04, 2025.

NOTE 7: OTHER NON CURRENT LIABILITIES

Particulars	September 30, 2024	December 31, 2023
Retirement benefits to pay	285,543	145,662
Bank Borrowings & Payable to Al Shola Gas Shareholders	4,820,706	0
Provision for Convertible Notes	1,021,278	1,155,338
Interest on Convertible Notes	0	820,455
Total	6,127,527	2,121,455

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

NOTE 8: STOCKHOLDER´S EQUITY

Common Stock and Preferred Stock

In August 2019 the Company Amended its Articles of Incorporation to authorize it to issue up to two billion (2,000,000,000) shares, of which all shares are common stock, with a par value of one-tenth of one cent ($0.001) per share. In February 2024 the company increased the authorised to 3,500,000,000.

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

Class D – 60,741,000 preferred shares; par value $0.001 that convert at 500 common shares for every 1 preferred class D common share with voting rights of 500 common shares for every 1 preferred class D share.

Class E – 5,000,000 preferred shares; par value $0.001; non-cumulative. Dividends are 6% a year commencing a year after issuance. Dividends are to be paid annually. Redeemable at $1.00 per share, 2.25% must be redeemed per quarter, commencing one year after issuance, and shall be redeemed at a 130% premium to the redemption value. The shares do not have voting rights.

Class F – 50,000,000 preferred shares; par value $0.001 that convert at 100 common shares for every 1 preferred class F share with no voting rights and no dividends.

Stockholders’ Equity

As of September 30, 2024,

1.	3,500,000,000 shares of common stock are authorized, and 2,331,030,962 shares of the Company’s common stock are issued and outstanding.

2.	235,741,000 shares of all classes of preferred stock are authorized and 79,128,925 shares of the Company’s all classes of Preferred stock are issued and outstanding.

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

On January 03, 2024, we issued 3,250,000 shares of common stock as commitment shares to TwnBrooks Inc. with a fair market value of $.0072 per share for an aggregate price of $23,400.

On January 18, 2024, we issued 6,349,206 shares of common stock to Kyle Comerford for a stock purchase agreement for an aggregate price of $20,000.

On January 22, 2024, James Gibbons converted 50,000 shares of Preference F stock into 5,000,000 shares of common stock.

On January 22, 2024, we issued 2,500,000 shares of common stock as commitment shares to TwnBrooks Inc. with a fair market value of $.0166 per share for an aggregate price of $41,500.

On January 25, 2024, we issued 75,000,000 shares of common stock as compensation to AJB Capital Investments LLC for partial conversion of a convertible note for an aggregate price of $633,000.

On February 1, 2024, we issued 50,000,000 shares of common stock as compensation to RB Capital Partners LLC for partial conversion of a convertible note for an aggregate price of $200,000.

On February 2, 2024, we issued 2,250,000 shares of common stock as commitment shares to TwnBrooks Inc. with a fair market value of $.0172 per share for an aggregate price of $38,700.

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

On March 27, 2024, we issued 8,736,538 shares of common stock as commitment shares to TwnBrooks Inc. with a fair market value of $.0125 per share for an aggregate price of $109,207.

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

On April 11, 2024, John-Paul Backwell converted 200,000 shares of Preference F Stock into 20,000,000 shares of common stock.

On April 11, 2024, Daniel Link converted 75,000 shares of Preference F stock into 7,500,000 shares of common stock.

On April 15, 2024, we issued 4,000,000 shares of common stock as commitment shares to TwnBrooks Inc. with a fair market value of $.0108 per share for an aggregate price of $43,200 pursuant to the issuance of a convertible promissory note dated April 15, 2024, amounting to $55,000

On May 6, 2024, we issued 18,000,000 shares of common stock as compensation to RB Capital Partners LLC for the final conversion of a convertible note for an aggregate price of $72,000

On May 8, 2024, Alexander Kolyakin converted 504,000 shares of Preference B stock into 50,400,000 shares of common stock.

On May 15, 2024, we issued 72,000,000 shares of common stock as compensation to RB Capital Partners LLC for the partial conversion of a convertible note for an aggregate price of $288,000

On May 21, 2024, we issued 2,000,000 shares of common stock as commitment shares to TwnBrooks Inc, with a fair market value of $.0086 per share for an aggregate price of $17,200.00 pursuant to the issuance of a convertible promissory note dated May 20, 2024, amounting to $27,500

On 14 June 2024, we issued 11,385,800 shares of common stock as compensation to 1800 Diagonal Lending LLC for the conversion of a convertible note for an aggregate price of $59,946.24

On July 01, 2024, we issued 3,250,000 shares of common stock as commitment shares to TwnBrooks Inc. with a fair market value of $.0047 per share for an aggregate price of $15,275 pursuant to issuance of convertible promissory note dated July 01, 2024, amounting to $27,500.

On July 01, 2024, we issued 3,250,000 shares of common stock as commitment shares to TwnBrooks Inc. with a fair market value of $.0047 per share for an aggregate price of $15,275 pursuant to issuance of convertible promissory note dated July 01, 2024, amounting to $27,500.

On July 8, 2024, we issued 15,000,000 shares of common stock to Larson Elmore pursuant to Settlement Agreement

On the 10th of July we issued 200,000 Pref F shares as compensation to John-Paul Backwell

On July 11, 2024, we issued 100,000,000 shares of common stock as compensation to RB Capital Partners LLC for partial conversion of a convertible note for an aggregate price of $200,000

On July 31, 2024, we issued 5,986,979 shares of common stock to TwnBrooks Inc. for conversion of a convertible note for an aggregate price of $28,737.50

On August 5, 2024, we issued 5,852,564 shares of common stock to TwnBrooks Inc. for conversion of a convertible note, for an aggregate price of $28,531.25

On August 14, 2024, we issued 50,000,000 shares of common stock as compensation to RB Capital Partners LLC for partial conversion of a convertible note for an aggregate price of $100,000

On August 29, 2024, we issued 10,507,666 shares of common stock to TwnBrooks Inc for conversion of a convertible note for an aggregate price of $28,685.93

On August 30, 2024, we issued 10,000,000 shares of common stock as commitment shares to TwnBrooks Inc. with a fair market value of $.0033 per share for an aggregate price of $33,000 pursuant to issuance of convertible promissory note dated August 30, 2024, amounting to $55,000

On September 04, 2024, we issued 6,250,000 shares of common stock as commitment shares to TwnBrooks Inc. with a fair market value of $.0035 per share for an aggregate price of $21,875.00 pursuant to issuance of convertible promissory note dated September 04, 2024, amounting to $27,500

On September 04, 2024, we issued 13,080,893 shares of common stock to TwnBrooks Inc for conversion of a convertible note for an aggregate price of $26,358

 NOTE 9: EXPENSES

GENERAL, SELLING AND ADMINISTRATION EXPENSES	September 30, 2024
Administration and General Expense	4,017,009
Professional fee	703,013
Payroll Expense	1,158,813
Stock Based Compensation	1,733,658
Total	$7,612,493

General and administrative expenses include finance administration and human resources, facility costs (including rent) and other general overhead costs to support the company’s operations.

NOTE 10: NET LOSS PER SHARE

Particulars	September 30, 2024	September 30, 2023
Basic EPS
Numerator
Net income / (loss)	(4,167,668)	(7,972,443)
Net Income attributable to common stockholders	$(4,167,668)	$(7,972,443)
Denominator
Weighted average shares outstanding	2,035,348,686	1,556,878,281
Number of shares used for basic EPS computation	2,035,348,686	1,556,878,281
Basic EPS	$(0.00)	$(0.01)

Diluted EPS
Numerator
Net income / (loss)	(4,167,668)	(7,972,443)
Net Income attributable to common stockholders	$(4,167,668)	$(7,972,443)
Denominator
Number of shares used for basic EPS computation	2,331,030,962	1,556,878,281
Conversion of Class A preferred stock to common stock	30,000,000	30,000,000
Conversion of Class B preferred stock to common stock	356,000,000	340,000,000
Conversion of Class C preferred stock to common stock	0	0
Conversion of Class D preferred stock to common stock	30,370,500,000	30,370,500,000
Conversion of Class E preferred stock to common stock	3,172,175	3,172,175
Conversion of Class F preferred stock to common stock	165,575,000	166,825,000
Number of shares used for diluted EPS computation	33,256,278,137	32,467,375,456
Diluted EPS	$(0.00)	$(0.01)

NOTE 11: RELATED PARTY TRANSACTIONS

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

As of September 30, 2024, and December 31, 2023, the Company had amounts due to Quality Industrial Corp. (“QIND”), a subsidiary of the Company, of $1,943,472 and $333,133, respectively. These figures are related to an intercompany loan agreement executed by and between the Company and QIND on June 15, 2022. The maximum principal amount to be borrowed by either party from each other under the agreement is $1,000,000. The purpose of the agreement is to provide for working capital to either the Company or ILUS through cash advances on an unsecured basis requested by either party at any time and from time to time in amounts of up to $100,000 and the agreement shall automatically be renewed for successive one-year terms thereafter unless terminated. The intercompany loan agreement has a term of one year from the date of execution and all cash advances mature and become payable on the termination date. Any unpaid principal accrues simple interest from the date of each cash advance until payment in full at a rate equal to 1% per annum.

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

On April 3, 2024, we issued 10,000 shares of Series B stock in our subsidiary Samsara Luggage Inc to Daniel Link pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $300,000

On April 3, 2024, we issued 15,000 shares of Series B stock in our subsidiary Samsara Luggage Inc to Carsten Falk pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $450,000

On May 14, 2024, QIND issued to John-Paul Backwell 500,000 shares of our common stock, pursuant to his employee contract, with a grant-date and fair market value of $0.07 per share and $35,000 in total.

On July 05, 2024, we issued 15,000 shares of Series B stock in our subsidiary Samsara Luggage Inc to Louise Bennett pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $151,000

On July 05, 2024, we issued 35,000 shares of Series B stock in our subsidiary Samsara Luggage Inc to Nicolas Link pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $ 353,500

On the 10th of July Ilus issued 200,000 prefer F stock shares as compensation to John-Paul Backwell

On September 08, 2024, QIND issued to Sanjeeb Safeer 1,000,000 shares of our common stock, pursuant to his employee contract, with a grant-date and fair market value of $0.065 per share and $65,000 in total.

NOTE 12: CONSOLIDATION BASIS

Following companies are consolidating basis of Mergers & Acquisitions as of September 30, 2024:

1)	ILUS International US

2)	ILUS International UK Ltd.

4)	Firebug Mechanical Equipment LLC.

5)	Bull Head Products Inc.

6)	Georgia Fire & Rescue

7)	Bright Concept and protection System LLC

8)	Quality Industrial Corp.

9)	Al Shola Al Modea Safety and Security LLC

10)	Al Shola Al Modea Gas and Distribution LLC

11)	Samsara Luggage Inc.

NOTE 13: LEGAL PROCEEDINGS

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

We have been named as a defendant in an action commenced by our former CEO, Larson Elmore. A case was filed in the Eight Judicial District Court of the State of Nevada (Case No. A-22-858343-C) on September 07, 2022 . The plaintiff alleges that we breached a stock purchase agreement dated May 10, 2020, and promissory notes and is therefore entitled to damages. On May 28, 2024, Lee Larson Elmore (Elmore), Ilustrato Pictures International, Inc. (“ILUS”) Nicholas Link (Link), and FB Technologies Global Inc. (collectively the parties) have agreed to resolve all claims existing between themselves. In exchange for the satisfaction of the disputed promissory note (note) and release of all claims between these parties, ILUS shall:

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

This has gone back to mediation as there is a disagreement with regards to the 15m shares, and mediation date is to be confirmed.

We were named as a defendant in an action commenced by Steve Nicol, who claims that he loaned $12,000 on or about May 23, 2017, to Cache Cabinetry, LLC a subsidiary of ILUS under a promissory note, but that ILUS agreed to assume the note. He further claimed that he elected to convert the note and that ILUS failed to convert the note into shares of ILUS common stock. He has alleged breach of contract, declaratory relief, and specific performance to require the company to issue 75,000,000 shares of common stock in ILUS. The case was filed in Superior Court of Arizona, Maricopa County, Case Number CV 2022-003928 on March 29, 2022. The company received final judgement on August 6, 2024, in favor of the plaintiff for the amount of $125,000 plus 9.5% Interest and $18,000 in legal costs.

We have been named as a defendant in an action commenced by Black Ice Advisors LLC, regarding a historic note entered into by the previous CEO, Larson Elmore with a principal amount of $4,000. The company disputes the legitimacy of the note. On June 5, 2023, we received a service of process by the Superior Court of California, County of San Diego Case Number 37-2021-00037071-CU-BC-CTL, with a hearing rescheduled for March 8, 2024. On August 22, 2023, the company received information that Black Ice Advisors withdrew their prior demand for shares with a new motion seeking a monetary judgment in Black Ice’s for $3.772 million for the historic note with a principal amount of $4,000. At a hearing on November 3, 2023, the Court adopted its tentative ruling as the final ruling and denied the motion for summary judgment from Black Ice Advisors LLC. The company is currently trying to conclude a settlement agreement. Mr Nicolas Link provided deposition on 24 September 2024. The hearing date was extended until after the deposition and is now planned for 13 December 2024, or to a date the court deems appropriate.

We have been named as a defendant in an action commenced by George Joe Chudina with regards to a share purchase agreement dated December 23, 2021. The case was filed in the Chancery Court for Sevier County, Tennessee, Case Number 24-6-118. On September 12, 2024, we received a default final judgement whereby the plaintiff is awarded Damages in the amount of $231,500 and legal fees of $13,557.75. Ilustrato did not receive appropriate notice of the court date and will therefore be appealing.

We cannot predict whether any action is likely to result in any material recovery or expense to our company. Where it is reasonably possible to do so, the Company accrues estimates of the probable costs for the resolution of these matters. These estimates are based on an analysis of potential results and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be affected by changes in assumption.

NOTE 14: GOING CONCERN

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

NOTE 15: SUBSEQUENT EVENTS

On October 07, 2024, we issued 100,000,000 shares of common stock as compensation to RB Capital Partners LLC for partial conversion of a convertible note for an aggregate price of $200,000

On October 11, 2024, the company entered into a convertible note with RB Capital Partners Inc., for the amount of $75,000. The note is convertible into common stock at the rate of $0.10 and bears a 7% interest per annum. The note matures on October 11, 2026.

On October 31, 2024, we issued 44,250,000 shares of common stock to TwnBrooks Inc. for conversion of a convertible note for an aggregate price of $57,525

On November 05, 2024, the company entered into a convertible note with TwnBrooks Inc., for the amount of $110,000. The note is convertible into common stock at the rate of 50% below the average past 10-day share price prior to conversion and bears a 9% interest per annum. The note matures on May 05, 2025.

On November 05, 2024, we issued 20,000,000 shares of common stock as commitment shares to TwnBrooks Inc. with a fair market value of $.0022 per share for an aggregate price of $44,000 pursuant to issuance of a convertible promissory note dated November 05, 2024, amounting to $110,000

The company may enter into a share purchase agreement with a Nasdaq listed company whereby Ilustrato Pictures International Inc. will swap its shares in QIND for shares in the Nasdaq Entity If this closes, it is anticipated to close during the month of November.

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

While less economically sensitive than the Emergency Response sector, the Industrial and Manufacturing sectors are also impacted by the overall economic environment. Tenders can be withdrawn and lead times for the manufacturing can be affected, which can result in cancellation of orders if not delivered on time.

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

Results of Operation for the Three and Nine Months Ended September 30, 2024, and 2023

Revenues

We earned $8,672,940 in revenue for the nine months ended September 30, 2024, compared with a revenue of $5,586,439 in revenue for the nine months ended September 30, 2023.

We earned $3,327,681 in revenue for the three months ended September 30, 2024, compared with a revenue of $1,990,558 in revenue for the three months ended September 30, 2023. Our increase in revenue were mainly as a result of acquiring Al Shola Gas in our industrial and manufacturing division.

Operating Expenses

Operating expenses decreased from $9,676,392 for the nine months ended September 30, 2023, to $7,612,493 for the nine months ended September 30, 2024. For the three months ended September 30, 2023, we had operating expenses of $3,973,907 and for the same period in 2024 are $2,960,766. Our decrease in operating expenses for the nine months ended September 30, 2024, were mainly as a result of revenue drop in Al Shola Gas, and administrative and operating costs associated with the business activities of our subsidiaries QIND and SAML.

We anticipate that our operating expenses will increase as QIND and SAML undertake their expansion plans associated with all operating businesses.

Non-Operating Expenses

We had other non-operating expenses of $244,501for the nine months ended September 30, 2024, as compared to $ 0 in other expenses for the same period ended 2023. We had other non-operating expenses of $(194,193) for the three months ended September 30, 2024, as compared with $0 in other expenses for the same period ended 2023. The decrease in non-operating expenses was mainly the result of an exchange note with RB Capital which decreased the Interest on Convertible notes.

Non-Operating Income

We had other non-operating income of $549,546 for the nine months ended September 30, 2024, as compared $5,231 for the same period ended 2023. We had other non-operating income of $42,942 for the three months ended September 30, 2024, as compared $526 for the same period ended 2023, Our other income YTD 2024 was a result of the reversal of interest payments on the loan agreements with Mahavir and Artelliq which have been unwound with the cancellation of the agreement with Quality International.

Net Income/Net Loss

We incurred a Net loss of $4,167,668 for the nine months ended September 30, 2024, compared to a net loss of $7,972,443 for the nine months ended September 30, 2023. We incurred a Net loss of $1,461,377 for the three months ended September 30, 2024, compared to a net loss of $3,317,229 for the three months ended September 30, 2023. The decrease in Net loss YTD ended September 30, 2024, is a result of Al Shola Gas’ reported profit for the quarter and a reduction in operating expenses along with other income.

Divisional Income Statement

The Company is organized into two divisions based on the similarity of products, customers served, common use of facilities, and economic characteristics. The Company’s segments are as follows:

1.	Emergency Response

2.	Industrial & Manufacturing

Intersegment transactions have been eliminated in consolidation.

	For the Nine Months Ended September 30,
	2024	2023
Emergency & Response Division
Revenue	$2,693,684	5,586,439
Cost Of Goods Sold	1,803,179	3,887,721
Gross Profit	890,505	1,698,718
Total Operating Expenses	3,156,647	3,156,647
Operating Loss	(2,266,142)	(7,077,347)
Net Loss	$(2,152,674)	$(6,305,686)

Our revenue decreased to $2,693,684 for the nine months ended September 30, 2024, from $5,586,439 in 2023. Gross profit percentage increased to 33% for the nine months ended September 30, 2024, from 30% in 2023. The focus for the quarter has been to drive higher margin orders and hereby increase our Gross Profit.

Operating expenses decreased to $3,156,647 for the nine months ended September 30, 2024, $3,156,647 in 2023, primarily due to elimination of initial legal and other cost.

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

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Industrial & Manufacturing Division
Revenue	5,979,256	—

Cost of revenues	3,649,996	—

Gross profit	2,329,260	—

Total Operating Expenses	2,098,762	900,027
Profit/ loss from Operations	230,498	(900,027)
Non-Operating expenses	306,684	766,430
Non-Operating Income	427,554	—
Net loss/ profit	351,368	$(1,666,757)

For our Industrial and Manufacturing Division, the Operating Revenue increased to $5,979,256 for the period ended September 30, 2024, compared to $0 for the period ended September 30, 2023. The increase in revenue, was the result of the consolidation of Al Shola Gas For our Industrial and Manufacturing Division. The Operating expenses increased to $2,098,762 for the period ended September 30, 2024, compared to $900,027 for the period ended September 30, 2023. Our increase in operating expenses in 2024 was mainly the result of consolidation of Al Shola Gas in our subsidiary QIND. Our Subsidiary QIND acquired a 51% interest in Al Shola Gas on March 23, 2024, and will be consolidating the profitable operating company into the financials from Q2 2024 along reduction of some expenses.

We earned Net Income of $351,368 for the nine months ended September 30, 2024, compared to a net loss of $1,666,757 for the nine months ended September 30, 2023. The increase in Net Profit for the quarter that ended September 30, 2024, is a result of Net Income from our acquisition of Al Shola Gas and the reversal of interest payments on the loan agreements with Mahavir and Artelliq.

Liquidity and Capital Resources

As of September 30, 2024, we had total current assets of $17,706,005 and total current liabilities of $14,187,480. We had a positive working capital of $3,518,525 as of September 30, 2024. This compares with a working capital of $11,384,674 as of December 31, 2023.

Operating activities generated $4,744,254 in cash for the nine months ended September 30, 2024, as compared with $(434,727) provided in cash for the nine months ended September 30, 2023. Our positive operating cash flow YTD 2024 was mainly the result of nine months of core business activities being higher and the merger of ASG operating expenses.

Investing activities used $(8,983,206) in cash for the nine months ended September 30, 2024, as compared with $10,623,566 provided in cash for the nine months ended September 30, 2023.

Financing activities provided $4,364,785 in cash for the nine months ended September 30, 2024, as compared with $(10,490,637) for the same period ended 2023. Our financing cash flow YTD 2024 was mainly the result of Finance costs, proceeds from the issuance of convertible notes and changes in retained earnings.

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

Impact of Acquisitions

Historically a significant component of our growth has been through the acquisition of businesses in our targeted sectors. We typically incur upfront costs as we incorporate and integrate acquired businesses into our operating philosophy and operational excellence. This includes consolidation of supplies and raw materials, optimized logistics and production processes, and other restructuring and improvements initiatives. The benefits of these integration efforts and upcoming planned acquisitions may not positively impact our financial results in the short term but this has historically been the case in the medium to long term.

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

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. On September 30, 2024, we performed a goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted on September 30, 2024. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to the future periods’ results of operations.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period ended September 30, 2024, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Share Purchase Agreement, dated January 18, 2023 *
2.2	Share Purchase Agreement, dated January 27, 2023 *
2.3	Stock Purchase Agreement Al Shola Gas LLC., dated March 27, 2024 *
3.1	Certificate of Amendment, dated April 11, 2024 *
4.1	Convertible Promissory Note, dated January 26, 2023, with Jefferson Street Capital LLC *
4.2	Convertible Stock Purchase Warrant, dated January 26, 2023, with Jefferson Street Capital LLC *
4.3	Amended Convertible Stock Purchase Warrant, dated March 8, 2023, with AJB Capital Investments, LLC *
4.4	Amended Convertible Promissory Note, dated March 8, 2023, with AJB Capital Investments, LLC *
4.5	Assignment Agreement, dated January 3, 2024, by and among YAII, Ltd and ILUS *
4.6	Convertible Debenture, reissued January 5, 2024, in Samsara Luggage Inc.*
4.7	Stock Purchase Agreement, dated January 12, 2024, with Kyle Edward Comerford *
4.8	Convertible Promissory Note, dated January 17, 2024, with 1800 Diagonal Lending LLC *
4.9	Convertible Note, dated January 15, 2024, Twn Brooks Inc.*
4.10	Convertible Note, dated January 23, 2024, Twn Brooks Inc.*
4.11	Convertible Promissory Note, dated January 31, 2024, with RB Capital Partners Inc.*
4.12	Assignment Agreement Twn Brooks Inc., dated March 11, 2024, with Twn Brooks Inc. *
4.13	Assignment Agreement Twn Brooks Inc., dated March 11, 2024, with Twn Brooks Inc. *
4.14	Stock Purchase Agreement dated March 18, 2024, with Kevin Van Hoesen *
4.15	Consolidated Convertible Promissory Note, dated April 1, 2024, with RB Capital Partners Inc.*
4.16	Convertible Note, dated April 15, 2024, Twn Brooks Inc.*
4.17	Convertible Promissory Note, dated May 6, 2024, with RB Capital Partners Inc.*
4.18	Cancellation of debt, dated May 6, 2024, with RB Capital Partners Inc.*
4.19	Amendment Convertible Promissory Note, dated May 7, 2024, with RB Capital Partners Inc.*
4.20	Convertible Promissory Note, dated January 17, 2024, with 1800 Diagonal Lending LLC *
4.21	Convertible Note, dated May 20, 2024, Twn Brooks Inc.*
4.22	Convertible Note, dated May 16, 2024, with RB Capital Partners Inc.*
4.23	Convertible Note, dated June 12, 2024, with 1800 Diagonal Lending LLC *
4.24	Convertible Note, dated June 20, 2024, with 1800 Diagonal Lending LLC *
4.25	Convertible Note, dated July 1, 2024, with TwnBrooks Inc. *
4.26	Convertible Note, dated July 1, 2024, with TwnBrooks Inc. *
4.27	Convertible Note, dated July 2, 2024, with RB Capital Partners Inc. *
4.28	Convertible Note, dated August 13, 2024, with RB Capital Partners Inc. *
4.29	Convertible Note, dated August 30. 2024 with TwnBrooks Inc. **
4.30	Convertible Note, dated September 04, 2024, with TwnBrooks Inc. **
4.31	Convertible Note, dated October 11, 2024, with RB Capital Partners Inc. **
4.32	Convertible Note, dated November 05, 2024, with TwnBrooks Inc.**
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended **
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*	Provided Previously
**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ilustrato Pictures International Inc.

Date:	November 19, 2024

By:	/s/ Nicolas Link
Nicolas Link
Title:	Chief Executive Officer (principal executive)

Ilustrato Pictures International Inc.

Date:	November 19, 2024

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy
Title:	Chief Financial Officer (principal accounting and financial officer)